Form 10KSB
period 1999-12-31
P D C INNOVATIVE INDUSTRIES INC
filed 2000-03-24
CIK 1093984

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549:

                                  FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                         Commission file number 0-27157


                       P.D.C. Innovative Industries, Inc.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

               Nevada                                                         65-0799306
  -------------------------------                                  -------------------------------
  (State or other jurisdiction of                                          (I.R.S. Employer
   incorporation or organization)                                        Identification Number)


         3701 N.W. 126th Avenue
         Corporate Park Bay 5
         Coral Springs, Florida                                                  33065
  ----------------------------------------                                     ----------
  (Address of principal executive offices)                                     (Zip Code)

  Issuer's telephone number: (954) 341-0092

  Securities registered under Section 12(b) of the Act: None

  Securities registered under Section 12(g) of the Act:

                    Common Stock, $0.001 par value per share
--------------------------------------------------------------------------------
                                (Title of class)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrants knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form I0-KSB or any amendment to this Form I0-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $0.00

         State the aggregate market value of the voting stock held by non-affiliates computed; by reference to the price at which the stock was sold, or the average bid and asked prices of, such stock, as of a specified date within the past 60 days, (See definition of affiliate in Rule 12b-2 of the Exchange Act): $ 1,508,643.00, as of March 17, 2000.

         Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the; common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

         Yes [ ] No [ ]

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,382,417 as of March 2, 2000.










                      DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part 1, Part II, etc,) into which the document(s) is incorporated: (1) any annual report to security holders; (2), any Proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purpose (e.g., annual report to security holders for fiscal year ended December 31, 1990).

         Transitional Small Business Disclosure Format (Check one):

         Yes [ ] No [X]

                               TABLE OF CONTENTS

ITEM                                                                                    PAGE
----                                                                                    ----


                                     Part I

Item 1.  Description of Business..................................................       2
Item 2.  Description of Property..................................................      10
Item 3.  Legal Proceedings........................................................      10
Item 4.  Submission of Matters to a Vote of
           Securities Holders.....................................................      11

                                    Part II

Item 5.  Market for Common Equity and Related
           Stockholder Matters....................................................      12
Item 6.  Management's Discussion and Analysis.....................................      15
Item 7.  Consolidated Financial Statements........................................      21
Item 8.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure....................................      32

                                    Part III

Item 9.  Directors, Executive Officers, Promoters,
           and Control Persons; Compliance with
           Section 16(a) of the Exchange Act......................................      32
Item 10. Executive Compensation...................................................      35
Item 11. Security Ownership of Certain Beneficial
           Owners and Management..................................................      35
Item 12. Certain Relationships and Related Transactions...........................      35
Item 13. Exhibits and Reports on Form 8-K.........................................      35

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BACKGROUND

         P.D.C. Innovative Industries, Inc. ("PDC" or the "Company") was originally incorporated in Nevada on September 7, 1994, On January 22, 1998, we became a public company as a result merger with an already existing public company, and our stock (Common Stock, Par Value $0.001) began to be quoted on the OTC Bulletin Board. Then, on March 2, 2000, we became the successor to MAS XIV Acquisition Corp., a reporting company under the Securities Exchange Act of 1934, as amended. On March 6, 2000, we filed a Form 8-K, which contained Audited Financials for our Company, and we are filing this Form 10-KSB to continue to be a fully-reporting company under the Exchange Act.

         Our primary business consists of the research, development, manufacture and/or distribution of innovative products for the construction and healthcare industries, as well as for household and general consumption.

PRODUCTS

         The products the Company plans to manufacture and distribute consist of:

         - the Hypo-Sterile 2000, a device for sterilization of intrusive medical instruments

         - the TriLevel Family, a series of innovative levels for construction workers

         - the Perfect Seal, an innovative heat/cool air conserving door seal

         -        the Flush Mizer, a water saving valve for toilet tanks

         -        the Mulching Blade, a high-efficiency blade for lawn-mowers

         Our primary markets consist of wholesalers in their respective industries.

         Mr. Dave Sowers, our CEO and Chairman, applied for the patents for these products, as well as for several other inventions that are expected to form the basis of other innovative items to be added to the Company's product line. At present, the rights to all these products belong to Mr. Sowers. However, it is anticipated that the Company and Mr. Sowers will enter into licensing agreements to enable the Company to begin to distribute these products. (See "PATENTS")

          HYPO-STERILE 2000

         The Hypo-Sterile 2000 is a device used to dispose of contaminated hypodermic syringes and other intrusive medical instruments at the site of use. The device reduces, in an enclosed environment, the entire instrument to small, sterile particles which can be disposed of as conventional trash, This approach significantly reduces physical hazards to nurses or phlebotomists after injections or draws, reduces bacterial growth within and around collection boxes and aerolization of infectious agents, limits risks of injury or infection waste-handling personnel, cuts costs of disposal, including collection, handling, paperwork and specialized transport as well as limits potential cross-contamination with the hospital, office and environment due to handling and moving of contaminated waste.

         We plan to target hospitals and larger health clinics, where higher volume usage justifies a dedicated machine at each usage point. We also plan to have two additional designs that would be available for the smaller medical offices as well as a larger batch mode version. The latter would be used where intermediate collection boxes are still required. The unit would "digest" an entire collection box, including the instruments contained therein. Our management believes that introduction of its Hypo-Sterile 2000 line of products will present a substantial growth opportunity for the Company. Although aware of safety protocols when dealing with contagious infectious illnesses, medical personnel are still subjected to thousands of penetrations with intrusive instruments each year with serious consequences of dealing with life-threatening conditions for them and the large cost of ongoing treatment and testing for the facility of employment. Despite stringent regulations by the Occupational Safety Hazard Agency ("OSHA"), Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), and others, the problems persists mainly because used contaminants are not destroyed or sterilized, but merely covered and stored, leaving the physical and biological hazards undiminished during storage, collection and transport to a licensed incinerator, usually off site. The Hypo-Sterile 2000 line of products effectively destroys both the injury and biological hazards at the site of use.

         However, our Management also considers the medical sterilization sector to be the most challenging sector within our product line. Both the production and the sterilization of surgical products require significant resources and must meet exacting FDA standards. Our founder,

Chairman and CEO, Mr. Dave Sowers, gained experience in launching of a new competitive product line during his three-year tenure at BSD Enterprises, Inc, However, the sterilization products sector is highly competitive and is presently dominated by Baxter International Johnson & Johnson, Kimberly-Clark and other large suppliers. We hope, to develop a niche market within the sterilization product industry through our ability to "customize" products to fit customers' special needs. We believe that as a direct manufacturer, the Company is well suited to develop this specialized marketing approach which is generally more difficult for larger manufacturers.

         THE TRILEVEL FAMILY

         All of our TriLevel products are computer milled from Aircraft Grade anodized aluminum (Grade: 6061). Using a sophisticated C & C milling center, TriLevel products are machined to zero tolerance and undergo rigorous quality control and assurance testing throughout the manufacturing and assembly process, All TriLevel products come with Limited Lifetime Guarantee against manufacturing defects, corrosion, pitting and warping. The state-of-the-art design of TriLevel leveling products is the result of more than 3 years' intensive research and development. TriLevel currently offers five zero-tolerance leveling products which are available in various sizes with unique features and benefits.

         THE POCKET PITCH DIAL LEVEL has an adjustable center level dial and bulb, It is of 4" fixed length, weighs 6 ounces, can be custom engraved, and is available in a selection of colors with an optional carrying pouch. This pocket-sized, belt-attachable level, offers the convenience of an integrated 360 degree rotating center level bulb & dial for use in limited space areas. Due to this level's design, our Management believes that this level's zero-tolerance Ogle measurement (0-45 degrees) is more precise than any competitive mechanical level currently marketed. In addition to standard level applications for horizontal and vertical calibration, adjustment and leveling, the Pocket Pitch Level is specifically designed to be uniquely valuable in all situations where zero tolerance precision in variable degree leveling is required, including roof pitch, plumbing pitch and other non-standard, variable pitch angle measurements.

         THE POCKET LEVEL has a fixed center level bulb, it is of 4" fixed length weighs 3 ounces, can he custom engraved, and is available in selection of colors with an optional carrying pouch. Similar to the Pocket Pitch Level, this level is also designed for easy transport and use in cramped, limited space areas. Due to this levers design, this level's zero-tolerance angle measurement is more precise than any competitive mechanical level currently marketed. This level is designed to be used in all situations where horizontal leveling is desirable, including carpentry, glass work, cabinetry, plumbing and framing applications where exact horizontal adjustment or measurement is required.

         THE 18" DIAL LEVEL has adjustable center level dial and bulb, 18" collapsed length (extends to 24" and 30"), weighs 40 ounces, can be custom engraved, is offered in a selection of colors, and has an available optional carrying pouch, This level offers the convenience of an. integrated 360 degrees variable pitch (variable angle) rotating center level bulb and dial. The 18" Dial Level adjusts to work area and takes place of three separate conventional levels 18", 24" and 30" when fully extended). Due to this level's design, this level's zero-tolerance angle is. more precise than any competitive mechanical level currently marketed. In addition to standard level applications for horizontal and vertical calibration, adjustment and leveling, the 18" Dial Level can be expanded to fit the work area and is specifically designed to be uniquely valuable in all situations where zero-tolerance precision in variable degree leveling (0-45 degrees) is required, including roof pitch, plumbing pitch, and other non-standard variable pitch angle measurements.

         THE 18" STANDARD LEVEL has a fixed center level dial and bulb, 18" collapsed length (extends to 24" and 30"), weighs 26 ounces, can be custom engraved, and is available in a selection of colors with optional carrying pouch. Similar to the 18" Dial Level but without the variable angle rotating center level and bulb, this zero-tolerance level also adjusts to the work area and takes place of three non-adjustable separate levels (18", 24" and 30" when fully extended). Due to this level's patent pending design, our Management believes that this level's zero-tolerance angle measurement is more precise than any competitive mechanical level currently marketed. In all situations where zero-tolerance precision is required for standard (non-variable) horizontal and vertical calibration, adjustment and leveling, including flexible work space applications in carpentry, glass work, cabinetry, plumbing, framing and other construction jobs, the 18" Standard Level is specifically designed to be uniquely valuable.

         THE SQUARING LEVEL is similar in appearance to a traditional framing square. However this Squaring Level's 90 degree arms extend to 12" and can be extended to 12" x 18" and 18" x 18" squaring levels on both ends, 45 degree squaring level at arm joint. This level is weighs 32 ounces, can be custom engraved, and is available in a selection of colors. In addition to providing zero-tolerance 90 and 45 degree framing guidance, the Squaring Level can be used to provide absolutely precise horizontal or vertical leveling with what our Management believes is a greater degree of precision than any competitive mechanical level currently marketed. The Squaring Level is specifically designed to be uniquely valuable in any situation where zero-tolerance 45 or 90 degree framing or horizontal and vertical calibration, adjustment and leveling is desirable. Applications include finished carpentry, glass and mirror work, cabinetry, standard framing, and other exacting construction jobs.

         PERFECT SEAL

         Perfect Seal is a seal which can be added to the bottom of a door in any home or office. It is not a door sweep, but rather a seal which does not touch the flooring of the room until the door is closed tightly. This creates a perfect airtight closing sea) that keeps out insects, noise, cold or hot air. It is made with a tongue and grove which make it airtight. When a door which is equipped with the Perfect Seal is closed, the seat drops down from inside the door (where it is stored when not deployed), and the rubber meets the floor. When the door is opened, the seal draws back up, thus avoiding any friction with or rubbing against the floor. Perfect Seal is made of Anodized Aluminum. It comes in four different colors and is available in different lengths of 28", 32", 34" and 36".

         FLOW MIZER

         The Flow Mizer is designed to address the problem of water conservation acute in many parts of the United States and abroad. Flush Mizer is a double flapper valve which universally fits most toilet tanks and saves approximately 30% of tank water per flush of liquid waste. Since flushing liquid waste accounts for the major part of the usage of toilet facilities, the Flush Mizer is designed in such a way that an up-motion of the handle provides for water-saving liquid waste flushing, while a down-flush motion of the handle provides for solid waste flushing, maintaining full flush.

         MULCHING BLADE

         The Mulching Blade is a product suitable for application with both residential and commercial makes and models of lawn mowers. The Mulching Blade is designed to basically disintegrate anything it comes in contact with, such as twigs, branches, fruit, palm fronds, leaves, etc. This mulching leads to the benefits of fertilizing the lawn and eliminating raking. The Mulching Blades technology is very unique compared to conventional blades. The Mulching Blade is 21" and has 12" of lifting surface to hold the grass inside and turn it into fodder.

PATENTS

         The 18" Standard Telescoping Level is the subject of a Notice of Allowance and Issue Fee Due from the United States Patent Office, and it is anticipated that a formal Patent will be issued some time during the year 2000, although this cannot be assured, When issued, this Patent, and the applications for patents of the other products we hope to manufacture and sell, will be, and are currently held, by Mr. Sowers. It is the intention of Mr. Sowers and, the Company to enter into licensing agreements for these products when appropriate opportunities arise for us to effectively exploit them on a commercial basis.

SUPPLIES

         The raw materials used by us in manufacturing our products are generally available. We seek to maintain multiple sources of the parts and materials we purchase from suppliers;

however, certain customers could limit and/or designate specific suppliers, and the availability of such parts and materials could affect our ability to fill those customers' orders on a timely basis, Management of our Company believes that the interruption of its relationships with suppliers would not have a material adverse effect over the long-term, as parts and materials suitable for the production of the types of products the Company manufacture's would be available from other suppliers.

PROPOSED PLANS FOR SALES, MARKETING, AND DISTRIBUTION

         The primary markets for the Company's Sterile-Pro 2000 products will be in the healthcare sector, divided essentially into three broad categories
(i) hospitals; (ii) "alternative site" facilities (including surgical centers, nursing homes, and elderly care facilities and clinics); and (iii) small medical offices.

         Primary customer categories would be the single end-user, purchasing associations or consortiums of various kinds - a dominant feature in the hospital sector - and various federal, state and local government bodies (the majority of whose purchases are open to competitive bidding).

         The primary channels of distribution include medical supply distributors, dealers who specialize in the medical and hospital markets, and firms purchasing the Company's products for resale Under "Private label" arrangements for other suppliers and retailers.

         Primary sales and marketing techniques or strategies include direct mailings, trade publication advertising, bidding for government contracts when appropriate, and direct solicitation of prospective customers.

         We anticipate that the primary markets for the Company's TriLevel and Perfect Seat products are organizations which sell to construction and home-remodeling, customers, such as Home Depot, Ace Hardware, and smaller chain stores and individual wholesalers. However, we cannot guarantee that we will be able to induce these chains to do business with us.

         Primary customer categories would be the single end-user construction and home remodeling companies as well as individuals, Primary sales and marketing techniques will include direct sales visits, mailings and attendance at various trade shows.

EMPLOYEES

         At present, we employ a total of seven employees. If the Company expands, it will require additional personnel, both skilled and unskilled. Although the Company believes that the personnel it will require are readily available at reasonable salary rates, no assurance can be given that we will be able to attract the type and quantity of employees our operations will require; further, even if such personnel are available, no assurance can be given that they can be hired on terms favorable to the Company.

COMPETITIVE CONDITIONS

         The contract manufacturing business in which we engage is highly competitive. Many of our competitors have greater sales volume and resources than we do. The principal elements of competition are quality, service, delivery, price, and meeting customer requirements. We believe that, if and when we begin to make sales, we will account for only a small portion of aggregate national sales of similar products. However, we believe that the quality of our products will give us a competitive advantage.

NEED FOR GOVERNMENT APPROVAL AND EFFECT OF EXISTING REGULATIONS

         Some of the. products we market are subject to regulation as medical devices by the Food And Drug Administration (the "FDA"), which has comprehensive authority to regulate the development, production, distribution and promotion of medical devices. The states and foreign countries where our products are sold may also impose additional regulatory requirements.

         Pursuant to the federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder, a medical device is ultimately classified by the FDA as either a Class 1, Class II or Class III device. Class I devices are subject to general controls which are applicable to all devices. Such controls include regulations regarding FDA inspection of facilities, "Good Manufacturing Practices," labeling, maintenance of records and filings with the FDA. Class II devices must meet general performance standards established by the FDA before they can be marketed and must adhere to such standards once on the market. Class III devices require individual pre-market approval by the FDA before they can be marketed, which can involve extensive tests to prove safety and efficacy of the device. Each manufacturer of medical devices is required to register with the FDA and also to file a "510(k) Notification" (the "Notification") before initially marketing a new device intended for human use. The manufacturer may not market such new device until 90 days following the filing of such Notification unless the FDA permits an early marketing date. The FDA, prior to the expiration of the 90-day period, may notify the manufacturer that it objects to the marketing of the proposed device and thereby may delay or preclude the manufacturer's ability to market that device, The FDA may also require further data from, or testing by, the manufacturer.

         The FDA permits the marketing of some medical devices, subject to the general controls under the Act, if the devices are "substantially equivalent" to devices marketed in interstate commerce before May 28, 1976 (the effective date of the Medical Device Amendment to the Act).

         Our proposed sterilization products may fall within the Class III category, in which case we would have to file a Pre-market Approval Application, Such application must be accompanied by extensive literature references and preclinical and clinical testing data. The FDA normally has 180 days to review a Pre-market Approval Application, during which time an independent advisory committee evaluates the Application and provide recommendations to the FDA. While the FDA has often responded to such Applications within the allotted time, there are many instances where the reviews have been more protracted, and a number of devices have never been cleared for marketing.

         Any products we distribute pursuant to the above authorizations are subject to pervasive and continuing regulation by the FDA. All phases of the manufacturing and distribution process are governed by FDA regulations, and each supplier of product to the Company must also have FDA approved products, Products must be produced in registered establishments and be manufactured in accordance with "Good Manufacturing Practices." All such devices must be listed periodically with the FDA as well. Labeling and promotional activities are subject to scrutiny by the FDA and in certain instances by the Federal Trade Commission. The export of devices is also regulated in certain instances.

         The Mandatory Device Reporting ("MDR") regulation obligates us to provide information to the FDA on injuries alleged to have been associated with the use of a product or certain product failures which could cause injury. If due to FDA inspections, MDR reports or other information, the FDA believes that we are not in compliance with the law, the FDA can institute proceedings to detain or seize products, enjoin future violations, or asses civil and/or criminal penalties against us, our officers or employees. Any such action could disrupt our operations for an undetermined time.

         As discussed above, in January 1992, OSHA issued comprehensive new federal regulations aimed at establishing new protective standards to minimize occupational exposure to various blood borne pathogens such Hepatitis and the HIV virus associated with AIDS. OSHA determined, after a four year study of the need for such regulations, that employees face a significant health risk as the result of occupational exposure to blood and other potentially infectious materials and concluded that this exposure can be minimized or eliminated using a combination of work practice controls, personal protective clothing and equipment, training, and medical surveillance. Furthermore, there are 23 states with their own OSHA-approved occupational safety and health plans which must now adopt a comparable standard within six months or amend their existing standard if it is not at least as effective as the federal standard, These new regulations are primarily aimed at the healthcare industry where, based upon published OSHA findings, between 2 and 2.5 Million workers are presently at risk of infection.

         From our point of view, these new regulations, which make mandatory in the healthcare industry the use of sterilization equipment of nature comparable to the products we manufacture, are expected to have materially favorable impact upon our sales during the foreseeable future. Although no assurances can be given, based upon sales of the new OSHA mandated products, our Management believes that we will continue to be a beneficiary of the increase in demand for products of this type for the foreseeable future.

INSURANCE

         Due to the decrease in the number of insurance carriers willing to provide product liability insurance, especially in the healthcare industry, product liability insurance availability has been significantly reduced and premiums have increased dramatically over recent years. At present, we maintain no product liability insurance. Although we intend to obtain such insurance coverage, there can be no assurance that we will be able to obtain insurance at reasonable premiums which we can afford in the future. The inability to obtain such insurance could have a materially adverse effect upon our business, financial condition and future prospects, To date we have not been the subject of any product liability claims.

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company has entered into a business lease agreement with L.A.W. Properties Coral Springs, LLC. for office, lab, and manufacturing space of approximately 11,000 square feet at 3701 NW 126th Avenue, Corporate Park, Bay 5, Coral Springs, FL. The Company has committed to a two-year lease with a base rent of $5,300 per month, with a cost of living adjustment over the term of the lease. Consequently, the Company has committed to a minimum of $127,200.00 over the two-year period under this lease.

ITEM 3. LEGAL PROCEEDINGS.

         Mr. Fernando Bugallo, a former employee, has filed a suit against us and our CEO, Mr. Sowers, in Circuit Court of the 17th Judicial Circuit, in and for Broward County, Florida. (Case Number 99-015696). In Count I of his Complaint, Mr. Bugallo alleges that Mr. Sowers breached an agreement in which he purportedly agreed to split profits with Mr. Bugallo concerning a multi-purpose level he (Bugallo) claims he designed. Mr. Sowers has pointed out that an agreement was entered into for the development of a lawnmower blade if, in fact, Mr. Bugallo was able to obtain financing, which Mr. Bugallo was unable to do. Furthermore, Mr. Sowers has stated that he had previously paid Mr. Bugallo the sum of $750.00 to build three prototypes of the multipurpose level prior to the date of the agreement and that the level in question was not part of the agreement.

         In Count II of his Complaint, Mr. Bugallo has brought an action against our Company to rescind a contract dated April 8, 1998, and amended September 3, 1998, for the purchase of certain equipment he sold to us. He has alleged that he was fraudulently induced to enter into this agreement. We have pointed out that Mr. Bugallo did not live up to the terms of his agreement, because, contrary to his promises, the equipment was not free and clear of liens at the time it was sold, nor was it in proper working condition.

         Therefore, we have brought a Counterclaim against Mr. Bugallo for these fraudulent representations, and we are seeking a Judgement of approximately $190,000.00, plus attorney's fees and costs. We are also seeking damages against Mr. Bugallo because he damaged the equipment while he was working for us.

         We do not believe Mr. Bugallo's claims are valid, and we are pursuing our defenses and counterclaims against him.

         On November 17, 1999, the Company entered into a settlement agreement, which settled a legal action brought by the Company against Power. Media Group, Inc., and other related parties. In the agreement, Power Media agreed to make payments totaling $75,000 as follows: the first payment of $10,000 to be paid within five days of the ratification of the agreement by the Court, and ten
(10) subsequent monthly payments of $6,500. The Company received the first payment of $10,000 on December 3, 1999, and has received three timely subsequent payments of $6,500.00 each.

         On July 8, 1999, the Court entered a Summary Final Judgment in favor of the Company against Kahn Noonien Singh Management, L.L.C., a Florida corporation, in the amount of $492,500 plus $56,496 in statutory interest plus reasonable attorney fees. The judgment assessed by the Court against Kahn Noonien Singh Management related to wrongful conversion of stock, breach of oral contract, and fraud. Litigation counsel for the Company has filed discovery motions and is otherwise engaged in attempting to locate assets of Kahn Noonien Singh Management, which would be available for payment of this Judgment.

         Due its questionable collectability, the amount of the judgment has not been reflected in our financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY & RELATED STOCKHOLDER MATTERS.

MARKET FOR PDC'S SECURITIES

        PDC has been a non-reporting publicly traded company with certain of its securities exempt from registration under the Securities Act of 1933. PDC's common stock is currently traded on the OTC Bulletin Board operated by Nasdaq under the symbol PDCI. Nasdaq has implemented a change in its rules requiring all companies trading securities on the OTC Bulletin Board to become reporting companies under the Securities Exchange Act. PDC was required to become a reporting company by the close of business on March 8, 2000 or no longer be listed on the OTC Bulletin Board.

         As set forth below, we effected a Stock Exchange transaction with a reporting entity named MAS Acquisition XIV Corp. on March 2, 2000, and became a successor issuer thereto in order to comply with the reporting company requirements implemented by the OTC Bulletin Board.

         On March 6, 2000, we filed our first Form 8-K with the SEC.

         The following table sets forth the high and low prices for shares of our Common Stock for the periods noted, as reported by the National Daily Quotation Service and the OTC Bulletin Board maintained by Nasdaq. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         The Company's stock began trading on May 6, 1998, under the symbol
PDCI.

                                                          BID PRICES
Year                      Period                      High          Low
----                      ------                      ----          ---

2000                   First Quarter                  0.28          0.06
               (through February 29, 2000)

1999                   First Quarter                  5.88          3.25
                      Second Quarter                  3.44          1.10
                       Third Quarter                  1.19          0.25
                      Fourth Quarter                  0.53          0.11

         The number of beneficial holders of record of the Common Stock of PDC as of the close of business on February 29, 2000, was approximately 114. Many of our shares are held in street name and consequently may reflect numerous additional beneficial owners.

         We have never paid any cash dividends on our Common Stock and do not anticipate paying any cash dividends on our common stock in the future. Instead, we intend to retain future earnings, if any, to fund the development and growth of our business.

         The Company's Common Stock authorized as of December 31, 1997, consisted of 1,000 shares (No par value) of which 1,000 shares were issued to and held by two shareholders. After the merger with Kenneth C. Garcia, Inc., the number of authorized shares was increased to 50,000,000, Par Value $0.001 per share.

         During the period March of 1998 through March of 1999, the Company issued 1,426,281 shares of its Common Stock to friends and business associates of Mr. Sowers for $307,228.00 in cash and for other consideration, which included equipment and some services received by the Company. During the period September 1998 through January 1999, Company sold an additional 2,800,000 shares of its Common Stock to Negocios del Caribe, S.A., of Costa Rica, a venture capital group, for $$239,234.00. Counsel to the Company advised that the issuance of these shares was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof.

         On January 21, 1999, the Company engaged in a 40 to 1 reverse split of its Common Stock. On that date 17,068,098 shares of Common Stock were exchanged for 26,702 shares. After the reverse split, the authorized shares remained 50,000,000, all with a $0.001 par value.

         On April 5, 1999, the Company entered into an agreement with Sterile-Pro, Incorporated, in order to finish the prototype for Hypo Sterile 2000. As part of the agreement, the Company received 500,000 shares (or 1.4%) of the Common Stock of Sterile-Pro, Incorporated and

Sterile-Pro, Incorporated received 2,000,000 shares of the common stock of the Company, under a transaction exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof.

         On September 6, 1999, the Company entered into a securities subscription agreement in which the Company agreed to sell debentures to BVH Holdings, L.L.C. The Debentures were entitled P.D.C. Innovative Industries, Inc. 8% Series A Senior Subordinated Convertible Redeemable Debentures, and the total amount sold to BVH Holdings was $480,000.00. No payments were to be made prior to the maturity date. The maturity date of the Debentures was September 6, 2001, at which time the full principal amount of $480,000.00, plus accrued interest, calculated at 8% per annum, would be due. The Debentures were issued pursuant to Rule 504 of Regulation D of the rules and regulations of the SEC.

         At the sole option of BVH Holdings, the holder could convert all or any amount of the principal face amount of the Debentures then outstanding into freely tradeable shares of the Common Stock of the Company at a conversion price for each share of Common Stock equal to 75% of the closing bid price of the Common Stock for the trading day immediately preceding the date of conversion.

         During the year ended December 31,1999, Debentures totaling $50,000.00 were converted into 383,993 shares of the Common Stock of the Company. Subsequent to December 31, 1999, and prior to February 29, 2000, all of the remaining Debentures were converted into 7,095,791 shares of the Common Stock of the Company. As of February 29, 2000, all of the Debentures were fully retired, and a total of 7,479,784 shares of the Common Stock of the Company were issued for the retirement of those Debentures.

         As set forth in our Form 8-K which we filed with the SEC on March 6th of this year, pursuant to a Stock Exchange Agreement (the "Exchange Agreement") dated as of March 2, 2000, between MRC Legal Services Corporation, a California Corporation, which entity is the controlling shareholder of MAS Acquisition XIV Corp. ("MAS XIV"), an Indiana corporation, and the Company, approximately 96.8% (8,250,000 shares) of the outstanding shares of Common Stock of MAS XIV were exchanged for 1,500,000 shares of Common Stock of PDC in a transaction in which PDC became the parent corporation of MAS XIV. In conjunction with the Exchange Agreement, certain Consultants to the Company were issued an aggregate of 2,465,000 shares of the Company's Common Stock pursuant to a Consulting Agreement.

         The Exchange Agreement was adopted by the unanimous consent of the Board of Directors of MAS XIV on March 3, 2000. The Exchange Agreement was adopted by the unanimous consent of the Board of Directors of PDC on March 3, 2000. No approval of the shareholders of PDC or MAS XIV was obtained under applicable state corporate law.

         Prior to the effectiveness of the Exchange Agreement, MAS XIV had 8,519,800 shares of Common Stock outstanding, of which 8,250,000 shares were exchanged for 1,500,000 shares of Common Stock of PDC. By virtue of the exchange, PDC acquired 96.8% of the issued and outstanding common stock of MAS XIV.

         Prior to the effectiveness of the Exchange Agreement, PDC had an aggregate of 11,882,417 shares of Common Stock, par value $0.001, issued and outstanding.

         Upon effectiveness of the acquisition, PDC had an aggregate of 13,382,417 shares of Common Stock outstanding.

         The Company's Shares were issued to the Consultants for advisory and legal services rendered. Counsel to MRC advised that these shares, as well as those of the Company's shares issued to MRC Legal Services Corporation, were issued in reliance of the exemption from the registration requirements of the Securities Act of 1933 contained in Section 4(2) thereof covering transactions not involving any public offering or not involving any "offer" or "sale".

         The officers of our Company continued to act as officers of PDC subsequent to the Exchange Agreement. The officers, directors, and by-laws of our Company will continue without change.


ITEM 6. MANAGEMENT'S DISCUSSION OR PLAN OF OPERATION.


SATISFACTION OF CASH REQUIREMENTS

         We had gross sales of $5,165.00 during the fiscal year ended December 31, 1998, and no revenues for the fiscal year ended December 31, 1999, with net income (loss) of ($573,376.00) in fiscal 1998 as compared to net income (loss) of ($424,987) in fiscal 1999.

         Currently, we still operate at a loss.

         At our present "burn rate", which is $35,000.00 per month, we will be able to satisfy our cash requirements until May 2000. Unless we are able to generate significant revenue from sales of product, it will therefore be necessary for us to raise additional capital before that date.

OUR PLAN OF OPERATION

         In the beginning of our first year of business and continuing until the date of this document, our Management has assessed and evaluated the strengths and weaknesses of our technology and products, so as to attempt to establish a set of objectives. Based on these efforts, Management has established objectives as follows:

         1.  Continue product development.

         2.  Identify niche markets for our products.

         3.  Establish a structure to be able to raise capital more effectively.

         4.  Identify potential sources of capital.


         OBJECTIVE NO. 1: CONTINUE PRODUCT DEVELOPMENT

                  THE STERILE-BOX

         The Sterile Box is a device designed to dispose of contaminated hypodermic syringes and other intrusive medical instruments at the site of use by subjecting them to high heat. The device reduces, in an enclosed environment, the entire instrument to small, sterile particles which can be disposed of as conventional trash. The container is designed to hold up to 200 syringes which can be heat-shrunk to individual pieces each approximately the size of a quarter, i.e., $0.25.

         Although we have been making progress with the prototype, we have still not yet developed one which completely satisfies us. We anticipate, but cannot guarantee, that it will be at least 60 days before a prototype is completed and ready for submission to the FDA.

                  OUR FAMILY OF LEVELS

         Our zero-tolerance leveling products are available in various sizes with unique features and benefits.

         OBJECTIVE NO. 2: IDENTIFY NICHE MARKETS FOR OUR PRODUCTS

                  THE STERILE-BOX

         We believe that primary markets for the Sterile Box will be in the health-care sector, divided essentially into three broad categories: (i) hospitals; (ii) "alternative site" facilities (including surgical centers, nursing homes, and elderly care facilities and clinics); and (iii) small medical offices.

                  OUR FAMILY OF LEVELS

         We anticipate that the primary markets for the Level products are organizations which sell to construction and home-remodeling customers, such as The Home Depot, Ace Hardware, and smaller chain stores and individual wholesalers.

         Recently, a senior executive of The Home Depot visited our facility and expressed interest in our levels. However, we cannot guarantee that we will be able to induce The Home Depot to do business with us.

         OBJECTIVE NO. 3: ESTABLISH A STRUCTURE TO BE ABLE TO RAISE CAPITAL MORE EFFECTIVELY

         Our third objective was met by becoming a fully reporting company under the Securities Exchange Act of 1943. We did this by effecting the Exchange Agreement with MAS XIV, a fully reporting company, to become its successor, by filing our Form 8-K, and by filing this Form 10-KSB. We believe that by being a fully reporting company we will be able to raise capital more effectively by offering our securities under exemption from registration under the Securities Act of 1933.

         OBJECTIVE NO. 4: IDENTIFY POTENTIAL SOURCES OF CAPITAL

         The structure to raise capital which we have developed over the past 18 months has been primarily by association with venture capital entities who are willing to invest in manufacturing "start-ups", as long as such companies have products which show promise of revenues and are listed on the OTC Bulletin Board and report to the SEC. By continuing to develop our products for commercial use, and by becoming a fully reporting company, we hope to be able to attract private capital and maintain existing relationships.

         To that end, we believe that we have a good relationship with at least two such venture capital firms, namely BVH Holdings, a Jerusalem based fund with an office in New York City, and Negocios del Caribe, S.A., of Costa Rica, both of whom have made funds available to us in the past. However, we cannot guarantee that, if approached, either entity would invest again.

RISKS

         The factors, which follow, make the Company's Plan of Operation for the next twelve months risky.

         LIMITED PRODUCT LINE

         Our product line is concentrated in the areas of sterilization devices for the healthcare industry, level devices for the construction industry, as well as special blades for lawn-mowers, door seals, and water-saving valves for toilet tanks. Our product lines are vulnerable to adverse developments affecting our product lines which could reduce demand or significantly increase our costs, thereby reducing potential profitability. Furthermore, because our line is so diversified, this leads to the risk of increased cost of marketing a number of items to different non-related consumer segments.

         POTENTIAL IMPACT OF RISING COST OF RAW MATERIALS AND LABOR

         The cost of raw materials from which our products are manufactured is subject to abrupt arid significant change. In recent years the price of such material has generally been increasing. Significant further increases in the cost of such materials could dramatically increase the pricing of our products and adversely affect future revenues and profitability of such products. Should mass production of current and new lines of products may require outsourcing to foreign manufacturers under the assumption that foreign labor may be less expensive. However, such outsourcing may lead to the risk of rising of cost of the products in case of unforeseen surges of costs of labor on respective foreign markets.

         POTENTIAL ADVERSE IMPACT OF ENVIRONMENTAL CONCERNS UPON THE FUTURE MARKETABILITY OF SOME OF OUR PRODUCTS

         At present, some of our present line of products relate to the healthcare industry are manufactured with the use of materials that are comprised of non-biodegradable plastic fibers. In recent years, concern has grown over the effects of such products on the environment due to the country's growing solid waste disposal "crisis," the declining landfill capacity in major metropolitan areas able to handle such products, and the much publicized hazards of "medical wastes." Although the degree to which such products are responsible for the country's waste disposal related problems is the subject of serious debate at the present time, should it become the consensus that the cost and problems of disposal of such products outweighs their benefits,such a development could have a materially adverse impact upon our operating results.

         POTENTIAL IMPACT OF FDA AND GOVERNMENTAL REGULATION ON NEW PRODUCT DEVELOPMENT FOR THE HEALTH CARE INDUSTRY

         Some of our products may be regulated as medical devices by the federal Food and Drug Administration (the "FDA") pursuant to the federal Food, Drug and Cosmetic Act (the "Cosmetic Act") and are or may be subject to regulation by other federal and state governmental agencies.

         The FDA has comprehensive authority to regulate the development, production, distribution and promotion of medical devices. Furthermore, certain states impose additional requirements on the distribution of medical devices. The cost of complying with present and future regulations ma be significant. In addition, the regulatory approval process an attendant costs may delay or prevent the marketing of products developed by the Company in the future.

The Mandatory Device Reporting ("MDR") regulation obligates us to provide information to the FDA on injuries alleged to have been associated with the use of a product or certain product failures which could cause injury. If the FDA believes that we are not in compliance with the law, it can institute proceedings to detain or seize products, enjoin future violations, or asses civil and/or criminal penalties against the Company and our officers or employees. Any such action b the FDA could result in a disruption of our operations for an undetermined time.

         COMPETITION

         The industries to which we plan to introduce our current and future lines of products, such as for example, hospital supply and medical products business are intensely competitive ones. At present, we estimate that there are over 50 companies whose products compete with the Company's. Many of our competitors have far greater financial resources, larger staff's, and more established market recognition in both the domestic and international markets than the Company.

         POTENTIAL IMPACT OF COST CONTAINMENT POLICIES AND VOLUME BUYING THROUGH PURCHASING CONSORTIUMS IN THE HEALTHCARE INDUSTRY

         The healthcare market accounts for most of the demand for Sterile Box, one of the major items on our current product line, with hospitals accounting for approximately two-thirds of the potential demand for such a product. The health care industry has been typified in recent years by strict cost containment measures imposed by federal and state governments, private insurers and other "third party" payors of medical costs.

         In response to these pressures, virtually all segments of the health care market have become extremely cost sensitive, and, in many cases, hospitals and other health care providers have become affiliated with purchasing consortiums who are charged with obtaining large quantities of needed products at the lowest possible cost. These factors, in combination, have had an adverse impact upon smaller suppliers and manufacturers, such as the Company, who either are unable to supply the large quantities sought by these purchasing consortiums or who are unable to respond to the need for lower product pricing. We believe that we will be able to meet the demand for large quantity orders. Further, our Management believes that the dramatic increased demand for safety oriented products, such as the Sterile Box, will also serve to offset these factors. However, there can be no assurance that we will be able to overcome the negative impact of these conditions in the healthcare marketplace.

         DEPENDENCE ON KEY PERSONNEL

         The value of the Company lies in the experience of Mr. Sowers and in the technology, products, and patent applications he has developed.

         Furthermore, the Company believes its future success will depend in large part upon its ability to attract and retain additional highly skilled management, technical, marketing, research, and development, product development and operations personnel. Competition for such personnel is intense, and no assurance can be given that the Company will be successful in attracting and retaining such personnel.

PURCHASE AND SALE OF EQUIPMENT

         The Company does not expect to purchase or sale equipment during the next 12 months.

CREDIT FACILITY

         The Company does not have a credit facility.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS





               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
P.D.C. Innovative Industries, Inc.

We have audited the accompanying balance sheets of P.D.C. Innovative Industries, Inc. as of December 31, 1999 and December 31, 1998, and the related combined statements of operations, shareholder's equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of P.D.C. Innovative Industries, Inc. as of December 31, 1999 and December 31, 1998, and the results of operations and cash flows for the years ended December 31, 1999 and December 31, 1998, in conformity with generally accepted accounting principles.


By: /s/ Franklin & Nicholls, CPA's, L.L.C.
    ---------------------------------------
    Franklin & Nicholls, CPA's, L.L.C.


Coral Springs, Florida
February 25, 2000

               P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET AS OF
                           DECEMBER 31, 1999 AND 1998



                                                                      December 31,       December 31,
                                                                          1999              1998
                                                                      ------------      ------------
ASSETS
  Current Assets
    Cash in Bank                                                      $   113,787       $    11,770
    Inventory-work in Process                                             662,161            82,493
                                                                      -----------       -----------
      Total Current Assets                                            $   775,948       $    94,263

  Fixed Assets (Note 4)
    Equipment (net of accumulated depreciation)                       $ 1,030,583       $ 1,146,971
                                                                      -----------       -----------
      Total Fixed Assets                                              $ 1,030,583       $ 1,146,971

  Other Assets
    Patents                                                           $     3,000       $     3,845
    Settlement Receivable (Note 8)                                         58,500                 0
    Organization Costs                                                     12,575            12,575
    Deposits & Other Receivables                                            3,257                 0
                                                                      -----------       -----------
      Total Other Assets                                              $    77,332       $    16,420
                                                                      -----------       -----------

      Total Assets                                                    $ 1,883,863       $ 1,257,654
                                                                      ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Due to Shareholders                                               $    50,887       $     5,899
    Payroll Taxes Payable                                                      71                 0
    Current Portion of Long-term Debt                                           0                 0
                                                                      -----------       -----------
      Total Current Liabilities                                       $    50,958       $     5,899

  Long-term Debt, net of current portion (Note 5)                         430,000                 0
                                                                      -----------       -----------
      Total Liabilities                                               $   480,958       $     5,899

  Stockholder's Equity (Note 6)
    Common Stock, $.001 par value; 50,000,000 shares authorized;
      4,403,300 shares issued and outstanding                         $     4,403       $    13,568
    Paid in Capital                                                     2,438,209         1,852,907
    Accumulated Deficit                                                (1,039,707)         (614,720)
                                                                      -----------       -----------
      Total Stockholders' Equity                                      $ 1,402,905       $ 1,251,755
                                                                      -----------       -----------

      Total Liabilities & Stockholders' Equity                        $ 1,883,863       $ 1,257,654
                                                                      ===========       ===========





         The accompanying notes to the consolidated financial statements are an integral part of these statements.

               P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998






                                            December 31,     December 31,
                                                1999             1998
                                            -----------      -----------
REVENUE                                       $       0       $   5,165

OPERATING EXPENSES
  Salaries and related taxes                  $ 163,480       $ 192,263
  Professional fees & commissions               120,331          69,427
  Travel & Entertainment                         33,302               0
  Administrative expense                         23,285          48,347
  Auto expense                                   21,126          24,936
  Equipment maintenance                          20,233          23,246
  Rent                                           13,249          48,596
  Depreciation                                   10,904          85,427
  Other                                          19,077          86,299
                                              ---------       ---------
    Total Operating Expenses                  $ 424,987       $ 578,541
                                              ---------       ---------

NET INCOME / (LOSS)                           $(424,987)      $(573,376)
                                              =========       =========




                  The accompanying notes to the consolidated financial statements are an integral part of these statements.

               P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998




                                                                                                            TOTAL
                                                     SHARES           CAPITAL           RETAINED        STOCKHOLDERS'
                                                    OF STOCK           STOCK            EARNINGS            EQUITY
                                                   -----------       -----------       -----------       -----------
BALANCE - 1/1/97                                         1,000       $    24,755                         $    24,755

Common stock issued to related parties

Common stock issued to unrelated parties

Net Income/(Loss)                                                                          (41,344)          (41,344)
                                                   -----------------------------------------------------------------

BALANCE - 12/31/97                                       1,000       $    24,755       $   (41,344)      $   (16,589)

Common stock retired at merger                          (1,000)

Common stock issued to related parties               5,587,500            39,500

Common stock issued to unrelated parties             7,980,598         1,802,220                           1,802,220

Net Income/(Loss)                                                                         (573,376)         (573,376)
                                                   -----------------------------------------------------------------
BALANCE - 12/31/98                                  13,568,098       $ 1,866,475       $  (614,720)      $ 1,251,755

Common stock restated for reverse stock split      (13,141,396)
                                                   -----------------------------------------------------------------

Sub-Total after reverse stock split                    426,702       $ 1,866,475       $  (614,720)      $ 1,251,755

Common stock issued to Sterile-Pro                   2,000,000                 0

Common stock issued to Prime Management                300,000           233,100                             233,100

Common stock issued to retire Debentures               383,993            50,000                              50,000

Common stock issued to unrelated parties             1,292,605           293,037                             293,037

Net Income/(Loss)                                                                         (424,987)         (424,987)
                                                   -----------------------------------------------------------------
BALANCE - 12/31/99                                   4,403,300       $ 2,442,612       $(1,039,707)      $ 1,402,905
                                                   =================================================================



                  The accompanying notes to the consolidated financial statements are an integral part of these statements.

               P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT
                                  OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998




                                                            December 31,       December 31,
                                                                1999               1998
                                                            ------------       ------------
Cash Flows From Operating Activities:
  Net Loss                                                   $  (424,987)      $  (573,376)

  Adjustments to Net Loss for Cash Provided Through
    Depreciation Expense in Income Statement                      10,904            85,427
    Depreciation Allocated to Inventory-Work in Process          163,845                 0
                                                             -----------       -----------

    Net Cash Provided in Operating Activities                $  (250,238)      $  (487,949)

Cash Flows From Investing Activities:
  Capital Expenditures                                       $   (58,361)      $(1,227,815)
  Inventory                                                     (579,668)          (82,493)
  Settlement Receivable                                          (58,500)                0
  Patents                                                            845            (3,845)
  Deposits                                                        (3,257)                0
  Organization Costs                                                   0           (12,329)
                                                             -----------       -----------

    Net Cash Used in Investing Activities                    $  (698,941)      $(1,326,482)

Cash Flows From Financing Activities
  Issuance of Common Stock                                   $   526,137       $ 1,841,720
  Issuance of Debentures                                         480,000                 0
  Decrease in Payroll Taxes                                       (5,828)            5,899
  Due to Shareholders                                             50,887                 0
  Long-term Obligation                                                 0           (23,020)
                                                             -----------       -----------

    Net Cash Provided by Financing Activities                $ 1,051,196       $ 1,824,599
                                                             -----------       -----------

Net Increase / (Decrease) in Cash                            $   102,017       $    10,168

Cash, Beginning                                                   11,770             1,602
                                                             -----------       -----------

Cash, Ending                                                 $   113,787       $    11,770
                                                             ===========       ===========




                  The accompanying notes to the consolidated financial statements are an integral part of these statements.

P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. DESCRIPTION OF THE COMPANY

In the first quarter of 1998, the Company acquired Perfect Seal, Inc., TriLevel, Inc., and J.D.S. Innovative Industries, Inc. The State of Florida will administratively dissolve Perfect Seal, Inc. and J.D.S. Innovative Industries, Inc., and the remaining corporation, TriLevel will remain as a whole owned subsidiary of the Company.

In January 1998, the Board of Directors of Kenneth C. Garcia, Inc. and the Company were merged. The surviving corporation is P.D.C. Innovative Industries, Inc. The Company is incorporated in Nevada and is a home product designer, manufacturer, and distributor of newly invented products. As of December 1999, the Company has five new products that are in various stages of production.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

PRINCIPLES OF COMBINATION- The accompanying consolidated financial statements includes the accounts of P.D.C. Innovative Industries, Inc. and its subsidiaries (together, the Company). Significant intercompany balances and transactions have been eliminated in the combination

PROPERTY AND EQUIPMENT- Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Expenditures for major improvements and additions are charged to asset accounts, while replacements, maintenance and repairs, which do not extend the lives of the respective assets, are charged to expense as incurred.

CASH AND CASH EQUIVALENTS- For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

INVENTORIES- Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

INTANGIBLE ASSETS- Intangible assets consist primarily of the excess of cost over the net assets acquired relating to the acquisitions. The excess of cost over net assets acquired (goodwill) is amortized over a 15-year period, using the straight-line method.

P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



IMPAIRMENT OF ASSETS- In accordance with the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company's policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate that the remaining balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There have been no impairment losses for the fiscal year ended December 31, 1999.

INCOME TAXES- The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

USE OF ESTIMATE- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets, liabilities, income and expense and disclosures of contingencies. Future events could alter such estimates.

REVENUE RECOGNITION- Revenues are recognized for the Company when the merchandise is shipped to the customer.

FAIR VALUE OF FINANCIAL INSTRUMENTS- The Company, in estimating its fair value disclosures for financial instruments, uses the following methods and assumptions:

         Cash, Accounts Receivable, Accounts Payable and Accrued Expenses: The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their relatively short maturity.

         Long-Term Obligations: The fair value of the Company's fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 1999, the fair value of the Company's long-term obligations approximated its carrying value.

         Credit Line Payable: The carrying amount of the Company's credit line payable approximates fair market value since the interest rate on these instruments

P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




changes with market interest rates.


NOTE 3. PATENT COSTS

Patent Costs as of the date of these financial statements total $3,000.


NOTE 4. FURNITURE & EQUIPMENT

A summary of equipment as of December 31, 1999 and December 31, 1998 are as follows:


Furniture                              $    17,271       $    19,107
Equipment                                1,277,939         1,213,708
                                       -----------       -----------

    Total Furniture & Equipment        $ 1,295,210       $ 1,232,815

Less: accumulated depreciation            (264,627)          (85,844)
                                       -----------       -----------

Furniture and equipment, net           $ 1,030,583       $ 1,146,971
                                       ===========       ===========


Additions to Accumulated Depreciation for the year ended December 31, 1999 is allocated as follows:

Depreciation expensed in Income Statement               $ 10,904
Depreciation allocated to Inventory-Work
    in Process                                           163,845
                                                        --------
    Total Addition to Accumulated Depreciation          $174,749
                                                        ========

NOTE 5. LONG-TERM DEBT

On September 6, 1999, the Company entered into a securities subscription agreement in which the Company agreed to sell a series of debentures to BVH Holdings, L.L.C. The debentures sold were titled P.D.C. Innovative Industries, Inc. 8% Series A Senior Subordinated Convertible Redeemable Debentures, and the total amount sold under this agreement was $480,000. No payments are to be made prior to the maturity date. The maturity date of the debentures is September 6,

P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




2001, at which time the full principal amount of $480,000 plus accrued interest, calculated at 8% per annum, is fully due.

At the sole option of BVH Holdings, L.L.C., the holder may convert all or any amount of the principal face amount of the debenture then outstanding into freely tradeable shares of the Common Stock of the Company at a conversion price for each share of Common Stock equal to 75% of the closing bid price of the common stock for the trading day immediately preceding the date of conversion.

During the year ended December 31, 1999, debentures totaling $50,000 were converted into 383,993 shares of the Common Stock of the Company. Subsequent to December 31, 1999, and prior to February 29, 2000, all of the remaining debentures were also converted into 7,095,791 shares of the Common Stock of the Company. As of February 29, 2000, all of the debentures were fully retired, and a total of 7,479,784 shares of the Common Stock of the Company were issued for the retirement of those debentures.

NOTE 6. STOCKHOLDERS' STOCK TRANSACTIONS

The Company's common stock which was authorized as of December 31, 1997, was 1,000 shares at no par value, of which 1,000 shares were issued to and held by two shareholders. After the merger with Kenneth C. Garcia, Inc., the authorized shares are 50,000,000 with a $.001 par value.

On January 21, 1999, the Company engaged in a 40 to 1 reverse split of its common stock. On that date, 17,068,098 shares of common stock were exchanged for 426,702 shares. After the reverse split, the authorized shares remained 50,000,000, all with a $.001 par value.

On April 5, 1999, the Company entered into an agreement with Sterile-Pro, Incorporated, in order to finish the prototype for Hypo Sterile 2000, the sterilization container designed to effectively reduce infectious accidents from injector devices and detoxify the remains of contaminated product from medical industry treatment of patients with high profile diseases including AIDS, Tuberculosis and Hepatitis. As part of the agreement, the Company received 500,000 shares (or 100%) of the common stock of Sterile-Pro, Incorporated and Sterile-Pro, Incorporated received 2,000,000 shares of the common stock of the Company.

P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




The following is a summary listing of the shareholders of the Company as of December 31, 1999:

                                                       Outstanding         Amount
                                                      Shares Issued     Contributed
                                                      -------------     -----------
Sterile-Pro, Incorporated                                2,000,000      $        0
Prime Management                                           300,000         233,100
Issued for the retirement of Senior
  Subordinated Debentures
  (Note 5)                                                 383,993          50,000
All other shareholders                                   1,719,307       2,159,512
                                                       -----------      ----------
Total Amount of Contribution                             4,403,300      $2,442,612
                                                       ===========      ==========

Capital Stock, at $.001 par value                                       $    4,403
Paid in Capital                                                          2,438,209
                                                                        ----------
Total Amount of Capital Stock and Paid in Capital                       $2,442,612
                                                                        ==========


NOTE 7. COMMON SHARE LOSS COMPUTATION

After merger, common share loss computation
Based on 4,403,300 shares                              $(.0965) per share

After merger and after full redemption of
  Senior Debentures (Note 5), common
  share loss computation
Based on 11,499,091 shares                             $(.0370) per share

NOTE 8. JUDGMENT SETTLEMENT

On November 17, 1999, the Company entered into a settlement agreement, which settled a legal action brought by the Company against Power Media Group, Inc. and other related parties. In the agreement, Power Media agreed to make payments totaling $75,000 as follows: the first payment of $10,000 to be paid within five days of the ratification of the agreement by the Court, and ten (10) subsequent monthly payments of $6,500. The Company received the first payment of $10,000 on December 3, 1999. The balance still to be received under the terms of the settlement as of December 31, 1999, is $58,500.

NOTE 9. FINAL JUDGMENT OUTSTANDING

On July 8, 1999, the Court entered a Summary Final Judgment in favor of the Company against Kahn Noonien Singh Management, L.L.C., a Florida corporation, in the amount of $492,500 plus $56,496 in statutory interest plus reasonable attorney fees. The judgment assessed by the Court against Kahn Noonien Singh Management related to wrongful conversion of stock, breach of oral contract, and fraud.

P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Legal counsel for the Company has filed discovery motions and is otherwise engaged in attempting to locate any assets of Kahn Noonien Singh Management, which would be available for payment of this judgment.

Due to the questionable collectability of this judgment, the amount of the judgment has not been reflected in the attached financial statements.

NOTE 10. LITIGATION

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. There are no claims that were outstanding as of December 31, 1999 that would have a material adverse impact on its financial condition, results of operations, or cash flows.

NOTE 11. COMMITMENTS

The Company has entered into a business lease agreement with L.A.W. Properties - Coral Springs L.C. for office and manufacturing space at 3701 NW 126th Avenue, Coral Springs, FL. The Company has committed to a two-year lease with a base rent of $5,300 per month with a cost of living adjustment over the term of the lease. Consequently, the Company has committed to a minimum of $127,200 over the two-year period under this lease agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

IDENTITY OF OFFICERS AND DIRECTORS

         The following table sets forth the names and ages of the current directors and officers of the Company and the principal offices and positions with the Company held by each person:

      Name                         Age                            Position(s)
      ----                         ---                            -----------
   David Sowers                    58                            CEO & Director

   Sandra Sowers                   58             President, Secretary, Treasurer, & Director

   Vernon Leroy Sowers             34                    Vice-President & Director

   Harold Harris                   68                              Director


         All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof, but directors are reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. Executive officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. The Executive Committee of the Board of Directors, to the extent permitted under Nevada law has, and exercises, all of the power and authority of the Board of Directors in the management of the business and affairs of the Company between meetings of the Board of Directors. There is, at present, one vacancy on the Board of Directors.

         David Sower and Sandra Sowers may be deemed "parents" and "organizers" of the Company as those terms are defined in the Rules and Regulations promulgated under the Securities Act of 1933. David Sowers and Sandra Sowers are husband and wife. Additionally, Vernon Leroy Sowers is the son of Dave Sowers and Sandra Sowers. There are no other family relationships between officers and directors.

          DAVID SOWERS has served as Chief Executive Officer and Director since the formation of P.D.C. He has extensive experience in the new product development field with his own firms. From 1989 to 1993, Mr. Sowers was the founder and Chief Executive Officer of the original operating company known Enterprises, Inc. BSD manufactured a product that was used to wash paint excess from all types of industrial paint guns. This product washed and cleaned paint guns automatically and meet the requirements of the EPA and OSHA From 1993 to 1995, Mr. Sowers was the owner of Dave's Personal Touch Lawn Maintenance. Mr. Sowers also was the owner and manager of Dave's 810 Body Shop from 1978 to 1991. He was responsible for all sales, management and repair of automobiles and trucks. David Sowers is the husband of Sandra Sowers and the father of Vernon Leroy Sowers.

         SANDRA SOWERS currently serves as President, Secretary, Treasurer, and Director. Mrs. Sowers has served as Secretary, Treasurer, and Director since the inception of the company and been involved with the original new product development company, BSD Enterprises, Inc, in a similar capacity. Sandra Sower is the wife of David Sowers, and the mother of Vernon Leroy Sowers.

         VERNON LEROY SOWERS currently serves as Executive Vice President. Mr. Sowers currently supervises the company's Sales Force & Manufacturing Plant. Mr. Sowers held the position of Senior Sales Executive with BSD Enterprises, Inc. and was a management executive at 810 Body Shop, Coconut Creek, Florida.

         HAROLD HARRIS has served as a director of the Company since January 1999. Between 1994 and 1996, Mr. Harris was the Vice President of Operations and Administration for WJ Gallagher, a NASD Brokerage firm. From 1992 to 1994, Mr. Harris was the Executive Operations Manager for Reynolds, Kendrick, Stratton, Inc., NASD Brokerage firm. Mr. Harris received his Bachelor of Arts degree in Statistics from the Colorado University in 1965 and an Associate of Arts degree in Business Administration from the Finance Institute in New York, New York.

         No director, officer, affiliate or promoter of the Company has, within the past five years, filed any bankruptcy petition, been, convicted in or been the subject of any pending criminal proceedings, or has been the subject or any order, judgment, or decree involving the violation of any state or federal securities laws.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act of 1934 requires that the Company's officers, directors, and persons who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         The Company believes that all filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners have been complied with.

ITEM 10.   EXECUTIVE COMPENSATION.

         The sole compensation received by the executive officers of the Company is as follows:

                                                Year in which Received
                                             -----------------------------
Name and Title of Officer                       1998               1999
-------------------------                    ----------         ----------

Sandra Sowers, President, Secretary,
and Treasurer                                $58,724.00         $83,729.00

Vernon Leroy Sowers,
Executive Vice President                     $25,559.00         $35,868.00

         The Company did not award a bonus to any executive, and it has no stock options, or other deferred compensation plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information as to the ownership of the Company's Common Stock by all officers and directors of the Company as a group and by owners of more than five percent of the Company's Common Stock as of March 2, 2000:



                                       Type of             Amount           Percent
     Name                             Ownership            Owned            of Class
     ----                             ---------            -----            --------

All directors and officers (4)        Record and
  as a group                          Beneficial         2,090,050           15.62%

David Sowers                                                     0               0%
Sandra Sowers*                        Beneficial         2,087,550           15.61%
David Leroy Sowers                                               0               0%
Harold Harris                         Record                 2,500          0.0001%
MRC Legal Services Corporation        Record             1,500,000           11.21%
Cutler Law Group                      Beneficial         1,865,000           13.94%




* Registered in the name of Sterile-Pro, Incorporated, of which Mrs. Sowers is the majority shareholder,


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following Reports of the Company are incorporated by reference as part of the Company's Form 10-KSB:

                  Form 10-SB of the Registrant's Predecessor (MAS Acquisition XIV Corp.) dated October 27, 1999

                  Form 10-QSB of the Registrant's Predecessor dated February 14, 2000

                  Form 8-K of the Registrant dated March 6, 2000

         (b) Reports on Form 8-K in the Fourth quarter of fiscal year 1999: None

         (c) Exhibits:

             27 - Financial Data Schedule (for SEC use only)

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P.D.C. Innovative Industries, Inc.
         (Registrant)


By: /s/ David Sowers                                 Dated: 3/22/2000
    ----------------------------------------                ---------
    David Sowers, Chief Executive Officer


By: /s/ Sandra Sowers                                Dated: 3/22/2000
    ----------------------------------------                ---------
    Sandra Sowers, President, Secretary, and
    Principal Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ David Sowers                                 Dated: 3/22/2000
    ----------------------------------------                ---------
    David Sowers, Director



By: /s/ Sandra Sowers                                Dated: 3/22/2000
    ----------------------------------------                ---------
    Sandra Sowers, Director



By: /s/ Harold Harris                                Dated: 3/22/2000
    ----------------------------------------                ---------
    Harold Harris, Director



By: /s/ Vernon Leroy Sowers                          Dated: 3/22/2000
    ----------------------------------------                ---------
    Vernon Leroy Sowers,
    Executive Vice President