Form 10QSB
period 2000-03-31
P D C INNOVATIVE INDUSTRIES INC
filed 2000-05-26
CIK 1093984

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000.

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from _______ to _______ .

                        Commission file number 0 - 27157

                       P.D.C. Innovative Industries, Inc.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Nevada                                  65-0799306
--------------------------------        ----------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)

3701 Northwest 126th Avenue, Corporate Park, Bay 5, Coral Springs, Florida 33065
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 341-0092
                          ---------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

       -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,570,121 shares of Common Stock, Par Value, $0.001 per share, as of April 30, 2000.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                     INDEX

               ITEM                                                         PAGE
               ----                                                         ----

PART I - FINANCIAL INFORMATION                                               3

ITEM 1. FINANCIAL STATEMENTS                                                 3

         Consolidated balance sheets --
                  March 31, 2000, and March 31, 1999

         Consolidated statements of operations --
                  Three months ended March 31, 2000,
                  and three months ended March 31, 1999

         Consolidated statement of changes in stockholders'
             equity --
                  Three months ended March 31, 2000,
                  and three months ended March 31, 1999

         Consolidated statements of cash flows --
                  Three months ended March 31, 2000,
                  and three months ended March 31, 1999

         Notes to financial statements --
                  March 31, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
        OF OPERATION.                                                        3

PART II -- OTHER INFORMATION                                                 6

ITEM 2. CHANGES IN SECURITIES.                                               6

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                                    8

SIGNATURES                                                                   9

                                     PART 1
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SATISFACTION OF CASH REQUIREMENTS

      We had gross sales of $5,165.00 during the fiscal year ended December 31, 1998, and no revenues for the fiscal year ended December 31, 1999, with net income (loss) of ($573,376.00) in fiscal 1998 as compared to net income (loss) of ($424,987) in fiscal 1999.

      We had gross sales of $0.00 during the Quarter ended March 31, 2000, with net loss of $121,220.00 in said first Quarter, as compared to net loss of $144,174.00 in the first Quarter of 1999.

      Currently, we still operate at a loss.

      At our present "burn rate", which is $55,000.00 per month, we will be able to satisfy our cash requirements until June 15, 2000. Unless we are able to generate significant revenue from sales of product, it will therefore be necessary for us to raise additional capital before that date.

OUR PLAN OF OPERATION

      In the beginning of our first year of business and continuing until the date of this document, our Management has assessed and evaluated the strengths and weaknesses of our technology, products, and so as to attempt to establish a set of objectives. Based on these efforts, Management has established objectives as follows:

            1.    Continue product development.

            2.    Identify niche markets for our products.

            3.    Commence marketing and actual sales.

            4. Establish a structure to be able to raise capital more effectively.

            5.    Identify potential sources of capital.

      OBJECTIVE NO. 1: CONTINUE PRODUCT DEVELOPMENT

            THE STERILE-BOX

      The Sterile Box is a device designed to dispose of contaminated hypodermic syringes and other intrusive medical instruments at the site of use by subjecting them to high heat. The device reduces, in an enclosed environment, the entire instrument to small, sterile particles which can be disposed of as conventional trash. The container is designed to hold up to 200 syringes which can be heat-shrunk to pieces approximately the size of a quarter, i.e., $0.25.

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

      OBJECTIVE NO. 2: IDENTIFYING NICHE MARKETS FOR OUR PRODUCTS

            THE STERILE-BOX

      We believe that primary markets for the Sterile Box will be in the health-care sector, divided essentially into three broad categories:
(i) hospitals, (ii) "alternative site" facilities (including surgical centers, nursing homes, and elderly care facilities and clinics); and (iii) small medical offices.

            OUR FAMILY OF LEVELS

      We anticipate that the primary markets for the Level products are organizations which sell to construction and home-remodeling customers, such as Home Depot, Ace Hardware, and smaller chain stores and individual wholesalers.

      OBJECTIVE NO. 3: COMMENCE MARKETING AND ACTUAL SALES.

            OUR FAMILY OF LEVELS

      We have recently embarked on an aggressive program to sell all five of our level products in South Florida, and, to that end, we have hired an in-house Director of Sales. To date, purchase orders for 5,100 levels have been received, the billing amounts for which total $214,000.00. The largest of these orders is from Pacific-Atlantic, Inc., of Miami, Florida, and includes an option to purchase an additional 5,000 levels by the end of 2000. Payment from Pacific-Atlantic is not due to be received by us until June 3, 2000.

      In a separate transaction, we have arranged with Millennium Marketing, Inc., a Boca Raton, Florida, marketing company, to represent our various construction level products to the California Division of The Home Depot with a view toward placing them in the 125 Home Depot stores located in California.

      The principals of Millennium Marketing are Mr. Joseph Colangelo and Mr. David Rossi, the well-known Florida golf pro. Millennium Marketing has advised us that it has its own product available for sale through The Home Depot in California, and it has agreed to market and represent our products as well because of their high quality construction. We anticipate that Millennium Marketing will begin taking our representative products to The Home Depot during the last week of May (2000). Millennium Marketing has also offered to enter into a one year contract with us to market and distribute all our hardware and medical devices in smaller stores throughout the United States. We are still considering this offer.

      OBJECTIVE NO. 4: ESTABLISH A STRUCTURE TO BE ABLE TO RAISE CAPITAL MORE EFFECTIVELY

      Our third objective was met by becoming a fully reporting company under the Securities Exchange Act of 1934. We believe that by being a fully reporting company we will be able to raise capital more effectively by offering our securities under exemption from registration under the Securities Act of 1933.

      OBJECTIVE NO. 5: IDENTIFY POTENTIAL SOURCES OF CAPITAL

      The structure to raise capital which we have developed over the past 22 months has been primarily by association with venture capital entities who are willing to invest in manufacturing "start-ups", as long as such companies have products which show promise of revenues and are listed on the OTC Bulletin Board and report to the SEC. By continuing to develop our products for commercial use, and by becoming a fully reporting company, we hope to be able to attract private capital and maintain existing relationships.

      To that end, we believe that we have a good relationship with at least two such venture capital firms, namely BVH Holdings, a Jerusalem based fund with an office in New York City, and Negocios del Caribe, S.A., of Costa Rica, both of whom have made funds available to us in the past. However, we cannot guarantee that, if approached, either entity would invest again.

      Nevertheless, on April 10, 2000, Levtov Holdings, LLC, an Oregon limited liability company, which is related to BVH Holdings, lent $200,000.00 to our Company, which actually received the sum of $180,000.00, net of loan expenses and of finder's fees paid to Portfolio Investments, Inc., a New York corporation, which is the Fund Manager of The Jerusalem Fund, a mutual fund. This represented bridge financing made in connection with a proposed investment of $2,000,000.00 by Levtov Holdings in our Company pursuant to Section 3(a)(10) of the Securities Act. At present, a "Fairness Hearing" before the Division of Finance and Corporate Securities of the Oregon Department of Consumer and Business Services to seek its approval of the proposed investment is expected to take place in late June or early July, 2000. However, we cannot guarantee that Oregon Division of Finance and Corporate Securities will approve the proposed investment or, that if it is approved, that Levtov Holdings will actually make the investment.

      Notwithstanding the foregoing, Levtov Holdings has issued a written commitment to our Company to make this investment (pending approval from the Department), and our relationship in other matters with the principals of Levtov has been such that every commitment ever made has been honored.

RISKS AND UNCERTAINTIES

      Statements contained herein and elsewhere in this Report concerning future activities, performance or intentions are forward-looking statements which, by their nature, involve risk and uncertainty because they relate to events, and depend on circumstances, that will occur in the future, many of which are not within the Company's control. Actual results and events may differ materially from those expressed or implied by such statements as the result of known or unknown risks, uncertainties and/or other factors and there can be no assurance that such expectations will prove correct.


                                    PART II

                               OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

Item (c):

            BACKGROUND

      On September 6, 1999, our Company entered into a securities subscription agreement in which we agreed to sell debentures to BVH Holdings, L.L.C. The Debentures were entitled "P.D.C. Innovative Industries, Inc. 8% Series A Senior Subordinated Convertible Redeemable Debentures", and the total amount sold to BVH Holdings was $480,000.00. No payments were to be made prior to the maturity date. The maturity date of the Debentures was September 6, 2001, at which time the full principal amount of $480,000.00, plus accrued interest, calculated at 8% per annum, was to be fully due. In connection with the placing of the Debentures, Portfolio Investors, Inc., received a finder's fee of $64,200.00. As noted above, Portfolio Investors is the Fund Manager of The Jerusalem Fund, a mutual fund. The Debentures were issued pursuant to Rule 504 of Regulation D of the rules and regulations of the SEC.

      At the sole option of BVH Holdings, the holder could convert all or any amount of the principal face amount of the Debentures then outstanding into freely tradeable shares of the Common Stock of our Company at a conversion price for each share of Common Stock equal to 75% of the closing bid price of the Common Stock for the trading day immediately preceding the date of conversion.

      During the year ended December 31, 1999, Debentures totaling $50,000.00 were converted into 383,993 shares of the Common Stock of our Company. Subsequent to December 31, 1999, and prior to February 29, 2000, all of the remaining Debentures were converted into 7,095,791 shares of the Common Stock of our Company. As of February 29, 2000, all of the Debentures were fully retired, and a total of 7,479,784 shares of the Common Stock of our Company were issued for the retirement of those Debentures.

            RECENT EVENTS

      On March 10, 2000, we arranged to recover the sum of $64,200.00, which represented the amount paid to Portfolio Investors as a finder's fee for placing the Debentures. We had escrowed the Shares, and these escrowed Shares were released to BVH Holdings, and the commission previously deducted, i.e., the aforesaid $64,200.00, was thereupon returned to the Company, so that the entire $480,000.00 has actually been received by the Company. We received a premium for the Shares released from Escrow, and the $64,200.00 was deposited on March 10, 2000.

ITEM 5. OTHER INFORMATION

      We had recently embarked on an aggressive program to sell all five of our level products in South Florida, and, to that end, we have hired an in-house Director of Sales. To date, purchase orders for 5,100 levels have been received, the billing amounts for which total $214,000.00. The largest of these orders is from Pacific-Atlantic, Inc., of Miami, Florida, and includes an option to purchase an additional 5,000 levels by the end of 2000. Payment from Pacific-Atlantic is not due to be received by us until June 3, 2000.

      In a separate transaction, we have arranged with Millennium Marketing, Inc., a Boca Raton, Florida, marketing company, to represent our various construction level products to the California Division of The Home Depot with a view toward placing them in the 125 Home Depot stores located in California.

      The principals of Millennium Marketing are Mr. Joseph Colangelo and Mr. David Rossi, the well-known Florida golf pro. Millennium Marketing has advised us that it has its own product available for sale through The Home Depot in California, and it has agreed to market and represent our products as well because of their high quality construction. We anticipate that Millennium Marketing will begin taking our representative products to The Home Depot during the last week of May (2000). Millennium Marketing has also offered to enter into a one year contract with us to market and distribute all our hardware and medical devices in smaller stores throughout the United States. We are still considering this offer.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) The following Reports of the Company are incorporated by reference as part of the Company's Form 10-QSB:

            Form 10-SB of the Registrant's Predecessor (MAS Acquisition XIV
                  Corp.) dated October 27, 1999.

            Form 10-QSB of the Registrant's Predecessor dated February 14, 2000.

            Form 8-K of the Registrant dated March 6, 2000.

            Form 10-KSB of the Registrant dated March 22, 2000.

      (b) Reports on Form 8-K filed during the quarter in which this report is being filed:

            (i) A report on Form 8-K dated March 6, 2000, was filed on March 6,
                2000,

                  (A) with respect to a Stock Exchange Agreement (the "Exchange
            Agreement") dated as of March 2, 2000 between MRC Legal Services Corporation, a California Corporation, which entity is the controlling shareholder of MAS Acquisition XIV Corp. ("MAS XIV"), an Indiana corporation, and our Company, pursuant to which approximately 96.8% (8,250,000 shares) of the outstanding shares of common stock of MAS Acquisition XIV Corp. were exchanged for 1,500,000 shares of common stock of our Company in a transaction in which our Company became the parent corporation of MAS XIV. (Upon execution of the Exchange Agreement and the delivery of our share to MAS XIV, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, our Company became the successor issuer to MAS XIV for reporting purposes under the Securities Exchange Act of 1934, and we elected to report under the Act effective March 6, 2000); and

                  (B) which provided audited financial statements of the
            Registrant as of December 31, 1998, and December 31, 1998.

      (c) Exhibits:

            27 - Financial Data Schedule (for SEC use only).


                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          P.D.C. INNOVATIVE INDUSTRIES, INC.


Date: May 25, 2000                        /s/ DAVID SOWERS
                                          ----------------------------------
                                              David Sowers
                                              Chief Executive Officer


Date: May 25, 2000                        /s/ SANDRA SOWERS
                                          ----------------------------------
                                              Sandra Sowers
                                              President, Secretary and
                                              Principal Financial Officer

P.D.C. Innovative Industries, Inc.
3701 NW 126th Avenue
Coral Springs, Florida   33065

Gentlemen:

We have compiled the accompanying Balance Sheet and the related Statements of Income and Cash Flows, for the three months ended March 31, 2000 in accordance with the Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting, in the form of financial statements, information that is the representation of management. We have not audited or reviewed the accompanying financial statements and accordingly, do not express an opinion or any other form of assurance on them.

Sincerely,

Franklin & Nicholls, CPA's, L.L.C.
May 25, 2000

               P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      For the period ended March 31, 2000



                                                                                                                   TOTAL
                                                       SHARES               CAPITAL           RETAINED         STOCKHOLDERS'
                                                      OF STOCK               STOCK            EARNINGS            EQUITY
                                                      --------               -----            --------         -------------

BALANCE - 1/1/97                                           1,000         $    24,755                            $    24,755

Common stock issued to related parties

Common stock issued to unrelated parties

Net income / (Loss)                                                                             (41,344)            (41,344)
                                                      ----------         -----------        -----------         -----------

BALANCE - 12/31/97                                         1,000         $    24,755        $   (41,344)        $   (16,589)

Common stock retired at merger                            (1,000)

Common stock issued to related parties                 5,587,500              39,500

Common stock issued to unrelated parties               7,980,598           1,802,220                              1,802,220

Net income / (Loss)                                                                            (573,376)           (573,376)
                                                      ----------         -----------        -----------         -----------

BALANCE - 12/31/98                                    13,568,098         $ 1,866,475        $  (614,720)        $ 1,251,755

Common stock restated for reverse stock split        (13,141,396)
                                                      ----------         -----------        -----------         -----------

Sub-Total after reverse stock split                      426,702         $ 1,866,475        $  (614,720)        $ 1,251,755

Common stock issued to Sterile-Pro                     2,000,000                   0

Common stock issued to Prime Management                  300,000             233,100                                233,100

Common stock issued to retire Debentures                 383,993              50,000                                 50,000

Common stock issued to unrelated parties               1,292,605             293,037                                293,037

Net income / (Loss)                                                                            (424,987)           (424,987)
                                                      ----------         -----------        -----------         -----------

BALANCE - 12/31/99                                     4,403,300         $ 2,442,612        $(1,039,707)        $ 1,402,905


Common stock issued to retire Debentures               7,479,784             430,000                                430,000

Common stock issued to unrelated parties               4,187,126              62,400                                 62,400

Net income/(Loss)                                                                              (121,220)           (121,220)
                                                      ----------         -----------        -----------         -----------
BALANCE - 12/31/99                                    16,070,210         $ 2,935,012        $(1,160,927)        $ 1,774,085
                                                      ==========         ===========        ===========         ===========


              P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    As of March 31, 2000 and March 31, 1999



                                                                         MARCH 31,            MARCH 31,
                                                                            2000                1999
                                                                        -----------         -----------
ASSETS
  Current Assets
    Cash in Bank                                                        $   174,043         $    13,423
    Inventory-Work in Process                                               770,373              95,876
                                                                        -----------         -----------
      Total Current Assets                                              $   944,416         $   109,299

  Fixed assets
    Equipment (net of accumulated depreciation)                         $ 1,002,193         $ 1,146,652
                                                                        -----------         -----------
      Total Fixed Assets                                                $ 1,002,193         $ 1,146,652

  Other Assets
    Patents                                                             $     3,000         $     3,000
    Settlement Receivable                                                    45,500                   0
    Organization Costs                                                       12,575              12,575
    Deposits & Other Receivables                                              3,256               3,256
                                                                        -----------         -----------
      Total Other Assets                                                $    64,331         $    18,831
                                                                        -----------         -----------

      Total Assets                                                      $ 2,010,940         $ 1,274,782
                                                                        ===========         ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Due to Shareholders                                                 $    45,887         $         0
    Payroll taxes payable                                                       968               8,664
    Current Portion of Long-Term Debt                                       190,000                   0
                                                                        -----------         -----------
      Total Current Liabilities                                         $   236,855         $     8,664

  Long-term debt, net of current portion                                          0                   0
                                                                        -----------         -----------
      Total Liabilities                                                 $   236,855         $     8,664

  Stockholder's Equity
    Common Stock, $.001 par value; 50,000,000 shares authorized;
      16,070,210 shares issued and outstanding                          $    16,070         $       427
    Paid in Capital                                                       2,918,942           2,024,585
    Accumulated deficit                                                  (1,160,927)           (758,894)
                                                                        -----------         -----------
      Total Stockholders' Equity                                        $ 1,774,085         $ 1,266,118
                                                                        -----------         -----------

      Total Liabilities & Stockholders' Equity                          $ 2,010,940         $ 1,274,782
                                                                        ===========         ===========



              P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
            For the quarters ended March 31, 2000 and March 31, 1999





                                          MARCH 31,            MARCH 31,
                                            2000                 1999
                                        -----------         -----------

REVENUE                                  $         0         $         0

OPERATING EXPENSES
  Salaries and related taxes             $    48,117         $    63,886
  Professional fees & commissions             15,055              13,006
  Travel & Entertainment                       6,322               8,940
  Administrative expense                         726               2,785
  Auto expense                                 7,193               7,194
  Equipment maintenance                          163                   0
  Rent                                         3,371              16,152
  Depreciation                                35,504                   0
  Other                                        4,769              32,211
                                         -----------         -----------
    Total Operating Expenses             $   121,220         $   144,174
                                         -----------         -----------

NET INCOME / (LOSS)                      $  (121,220)        $  (144,174)
                                         ===========         ===========

Accumulated Deficit, Beginning            (1,039,707)           (614,720)
                                         -----------         -----------

Accumulated Deficit, Ending              $(1,160,927)        $  (758,894)
                                         ===========         ===========

              P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the quarters ended March 31, 2000 and March 31, 1999


                                                                 MARCH 31,        MARCH 31,
                                                                  2000              1999
                                                               ---------         ---------
Cash flows from operation activities:
  Net loss                                                     $(121,220)        $(144,174)

  Adjustments to net loss for cash provided through
    Depreciation expense in Income Statement                      35,504                 0
    Depreciation allocated to Inventory-Work in Process                0                 0
                                                               ---------         ---------

    Net cash provided in operating activities                  $ (85,716)        $(144,174)

Cash flows from investing activities:
  Capital expenditures                                         $  (7,114)        $     319
  Inventory                                                     (108,211)          (13,383)
  Settlement receivable                                           13,000                 0
  Patents                                                              0               845
  Deposits                                                             0            (3,256)
  Organization costs                                                   0                 0
                                                               ---------         ---------

    Net cash used in investing activities                      $(102,325)        $ (15,475)

Cash flows from financing activities
  Issuance of common stock                                     $ 492,400         $ 158,537
  Issuance of debentures                                        (430,000)                0
  Increase in Payroll Taxes Payable                                  897             2,765
  Increase in Short-term Debt                                    190,000
  Due to Shareholders                                             (5,000)                0
  Long-term obligation                                                 0                 0
                                                               ---------         ---------

    Net cash provided by financing activities                  $ 248,297         $ 161,302
                                                               ---------         ---------

Net increase/(decrease) in cash                                $  60,256         $   1,653

Cash, beginning                                                  113,787            11,770
                                                               ---------         ---------

Cash, ending                                                   $ 174,043         $  13,423
                                                               =========         =========


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

P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         CREDIT LINE PAYABLE: The carrying amount of the Company's credit line payable approximates fair market value since the interest rate on these instruments changes with market interest rates.

NOTE 3. PATENT COSTS

Patent Costs as of the date of these financial statements total $3,000.

P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. FURNITURE & EQUIPMENT

A summary of equipment as of March 31, 2000 and March 31, 1999 are as follows:

Furniture                              $    17,271         $    19,107
Equipment                                1,285,053           1,213,389
                                       -----------         -----------

    Total Furniture & Equipment        $ 1,302,324         $ 1,232,496

Less: accumulated depreciation            (300,131)            (85,844)
                                       -----------         -----------

Furniture and equipment, net           $ 1,002,193         $ 1,146,652
                                       ===========         ===========


Additions to Accumulated Depreciation for the period ended March 31, 2000 is allocated as follows:

Depreciation expensed in Income Statement             $35,504
Depreciation allocated to Inventory-Work
    in Process                                              0
                                                      -------
    Total Addition to Accumulated Depreciation        $35,504
                                                      =======



NOTE 5.  LONG-TERM DEBT

On September 6, 1999, the Company entered into a securities subscription agreement in which the Company agreed to sell a series of debentures to BVII Holdings, L.L.C. The debentures sold were titled P.D.C. Innovative Industries, Inc. 8% Series A Senior Subordinated Convertible Redeemable Debentures, and the total amount sold under this agreement was $480,000. No payments are to be made prior to the maturity date. The maturity date of the debentures is September 6, 2001, at which time the full principal amount of $480,000 plus accrued interest, calculated at 8% per annum, is fully due.

At the sole option of BVII Holdings, L.L.C., the holder may convert all or any amount of the principal face amount of the debenture then outstanding into freely tradeable shares of the Common Stock of the Company at a conversion price for each share of Common Stock equal to 75% of the closing bid price of the common stock for the trading day immediately preceding the date of conversion.

During the year ended December 31, 1999, debentures totaling $50,000 were converted into 383,993 shares of the Common Stock of the Company. Subsequent to December 31, 1999, and prior to February 29, 2000, all of the remaining debentures were also converted into 7,095,791 shares of the Common Stock of the

P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a summary listing of the shareholders of the Company as of December 31, 1999:

                                                        OUTSTANDING          AMOUNT
                                                       SHARES ISSUED       CONTRIBUTED
                                                       -------------       -----------
Sterile-Pro, Incorporated                                 2,000,000        $      -0-
Prime Management                                            300,000           233,100
Issued for the retirement of Senior
  Subordinated Debentures (Note 5)                        7,479,784           480,000
All other shareholders                                    6,290,426         2,221,912
                                                         ----------        ----------
Total Amount of Contribution                             16,070,210        $2,935,012
                                                         ==========        ==========

Capital Stock, at $.001 par value                                          $   16,070
Paid in Capital                                                             2,918,942
                                                                           ----------
Total Amount of Capital Stock and Paid in Capital                          $2,935,012
                                                                           ==========

P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. COMMON SHARE LOSS COMPUTATION

After merger and after full redemption of Senior
  Debentures (Note 5), common share loss
  computation
Based on 16,070,210 shares                                $ (.0075) per share


NOTE 8. JUDGMENT SETTLEMENT

On November 17, 1999, the Company entered into a settlement agreement, which settled a legal action brought by the Company against Power Media Group, Inc. and other related parties. In the agreement, Power Media agreed to make payments totaling $75,000 as follows: the first payment of $10,000 to be paid within five days of the ratification of the agreement by the Court, and ten (10) subsequent monthly payments of $6,500. The Company received the first payment of $10,000 on December 3, 1999. The balance still to be received under the terms of the settlement as of March 31, 2000 is $45,500.

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

Due to the questionable collectibility of this judgment, the amount of the judgment has not been reflected in the attached financial statements.

NOTE 10. LITIGATION

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. There are no claims that were outstanding as of the date of these financial statements that would have a material adverse impact on its financial condition, results of operations, or cash flows.

P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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