Form 10QSB
period 2000-06-30
P D C INNOVATIVE INDUSTRIES INC
filed 2000-08-17
CIK 1093984

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____to______

         Commission file number: 0-27157


                       P.D.C. INNOVATIVE INDUSTRIES, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                 NEVADA                                    65-0799306
        (State of incorporation)                   (IRS employer Ident. No.)

3701 N.W. 126th Ave, Bay 5, Coral Springs, FL               33065
      (address of principal office)                       (Zip Code)

                  Registrant's telephone number: (954) 341-0092

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         The number of shares outstanding of each of the issuer's classes of equity as of June 30, 2000: 16,570,121 shares of Common Stock, $.001 par value.

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A Development Stage Company)

                                TABLE OF CONTENTS
                                   FORM 10-QSB

                       For the Quarter Ended June 30, 2000


PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  Condensed Balance Sheet                                     Page 3

                  Condensed Statements of Operations                          Page 4

                  Condensed Statements of Cash Flows                          Page 5

                  Notes to Financial Statements                               Page 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

PART II  OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX


                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET
                                  JUNE 30, 2000
                                   (Unaudited)


                                     ASSETS

Current assets:
   Cash                                                                  $    16,541
   Other receivables                                                           2,257
   Inventories                                                               814,153
                                                                         -----------

     Total current assets                                                    832,951
                                                                         -----------

Property and equipment, net                                                  984,248
Other assets                                                                  34,010
                                                                         -----------
                                                                         $ 1,851,209
                                                                         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Loans payable                                                         $   219,500
   Shareholder loans                                                          45,887
                                                                         -----------
     Total current liabilities                                               265,387
                                                                         -----------

Stockholders' equity:
   Common stock                                                               16,070
   Additional paid-in capital                                              2,918,942
   Deficit accumulated during development stage                           (1,349,190)
                                                                         -----------

                                                                           1,585,822
                                                                         -----------
                                                                         $ 1,851,209
                                                                         ===========


                 The accompanying notes are an integral part of
                     these condensed financial statements.

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Six Months Ended                Three Months Ended        From Inception to
                                                            June 30,                        June 30,                   June 30,
                                                 ---------------------------       ---------------------------   ------------------
                                                      2000           1999               2000           1999             2000
                                                 ------------   ------------       ------------   ------------     ------------
Operating expenses:
    Salaries and related benefits                $    103,333   $    109,327       $     55,216   $     45,441     $    459,076
    Professional fees and commissions                  25,355         32,981             10,300         19,975          215,113
    Travel and entertainment                           13,637         18,150              7,315          9,210           46,939
    Administrative expenses                            32,093         15,888             31,367         13,103          103,725
    Auto expenses                                      12,337         11,671              5,144          4,477           58,399
    Equipment maintenance                               4,757          6,794              4,594          6,794           48,236
    Rent                                               14,607         32,538             11,236         16,386           76,452
    Other                                              42,360         31,400             37,591           (811)         183,915
    Depreciation                                       61,004          5,452             25,500          5,452          157,335
                                                 ------------   ------------       ------------   ------------     ------------
      Total operating expenses                        309,483        264,201            188,263        120,027        1,349,190
                                                 ------------   ------------       ------------   ------------     ------------

Net loss                                         $   (309,483)  $   (264,201)      $   (188,263)  $   (120,027)    $ (1,349,190)
                                                 ============   ============       ============   ============     ============

Net loss per share information:
   Basic:
      Net loss per share                         $       (.02)  $       (.62)      $       (.01)  $       (.28)    $       (.46)
                                                 ============   ============       ============   ============     ============

      Weighted average number of common shares     14,082,989        426,702         16,070,210        426,702        2,945,996
                                                 ============   ============       ============   ============     ============

   Diluted:
      Net loss per share                         $       (.02)  $       (.62)      $       (.01)  $       (.28)    $       (.46)
                                                 ============   ============       ============   ============     ============
      Weighted average number of common shares     14,082,989        426,702         16,070,210        426,702        2,945,996
                                                 ============   ============       ============   ============     ============







                 The accompanying notes are an integral part of
                     these condensed financial statements.

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Six Months Ended                     From Inception
                                                                              June 30,                          to June 30,
                                                                -----------------------------------           --------------
                                                                    2000                    1999                    2000
                                                                -----------             -----------             -----------
Cash flows from operating activities:
  Net loss                                                      $  (309,483)            $  (264,201)            $(1,349,190)
  Changes in assets and liabilities                                  12,406                 180,355                (524,789)
                                                                -----------             -----------             -----------

Net cash used in operating activities                              (297,077)                (83,846)             (1,873,979)
                                                                -----------             -----------             -----------

Cash flows from investing activities:
      Purchase of equipment                                         (14,669)                     --              (1,309,879)
                                                                -----------             -----------             -----------


Net cash used in investing activities                               (14,669)                     --              (1,309,879)
                                                                -----------             -----------             -----------

Cash flows from financing activities:
     Proceeds from loans                                            214,500                      --                 265,387
     Proceeds from sale of stock                                         --                 158,537               2,935,012
                                                                -----------             -----------             -----------

Net cash provided by financing activities                           214,500                 158,537               3,200,399
                                                                -----------             -----------             -----------

Net increase (decrease) in cash and cash equivalents                (97,246)                 74,691                  16,541

Cash and cash equivalents, beginning of period                      113,787                  11,770                      --
                                                                -----------             -----------             -----------

Cash and cash equivalents, end of period                        $    16,451             $    86,461             $    16,541
                                                                ===========             ===========             ===========





                 The accompanying notes are an integral part of
                     these condensed financial statements.

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000

2.  GOING CONCERN

P.D.C. Innovative Industries, Inc. (PDCI) is currently a development stage company and our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt and/or equity financing. PDCI has yet to generate and internal cash flow, and until sales of our product begin, we are totally dependent upon debt and equity funding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

P.D.C. Innovative Industries, Inc. is a developmental stage company, which, since inception, has been engaged in the research and development of various products that it plans on bringing to the marketplace during its fiscal year ending December 31, 2000. It has not yet engaged in any formal marketing or distribution of its products and therefore has had no revenue from its operations.

We have incurred net losses applicable to common shareholders since inception through June 30, 2000 of approximately $1,349,000. We anticipate that losses from operations will continue for at least the next year, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the commercialization of our products. There can be no assurances that once these products achieve market acceptance, that sufficient revenues will be generated from their sales to allow us to operate profitably.

RESULTS OF OPERATIONS

The Company's operating expenses for the three and six months ended June 30, 2000, were $309,483 and $188,263 representing an increase of $45,282 and $68,236 for the corresponding periods for 1999. The major reasons for the increases in costs were an increase in administrative expenses and the costs associated with becoming a reporting company with the Securities and Exchange Commission.

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $16,541 as of June 30, 2000. This is a decrease of $97,246 from $113,787 for the year ended December 31, 1999.

We do not expect to generate a positive internal cash flow for at least the next twelve (12) months due to the expected increase in spending for research and development and the costs associated commercializing our initial product.

Property and Equipment was valued at $934,248, net as of June 30, 2000. The overall decrease of $46,335 from the year ended December 31, 1999 is due primarily to depreciation recorded for the second quarter.

LIQUIDITY AND CAPITAL RESOURCES

We are currently a development stage company and our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt and/or equity financing. We have yet to generate an internal cash flow, and until the sale of our product begins, we are totally dependent upon debt and equity funding. In the event that we are unable to obtain debt or equity financing or we are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations. This would materially impact our ability to continue as a going concern.

The Company is presently operating by obtaining debt capital and loans from its shareholders until such time that it is able raise additional equity capital, or begin the sales of its products and generate an internal cash flow.

At our present "burn rate", which is $55,000 per month, we will be able to satisfy our cash requirements until November, 2000. Unless we are able to generate significant revenue from sales of product, it will therefore be necessary for us to raise additional capital before that date.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

I.       Exhibit 27--Financial Data Schedule

II.      Reports on Form 8-K

The Company filed a Form 8-K on June 1, 2000 covering the change in the Registrant's Certified Public Accountant. The Board of Directors approved a change in accountants effective June 1, 2000, from the firm of Franklin & Nicholls, CPA's, L.L.C. to the accounting firm of Margolies, Fink & Wichrowski, Certified Public Accountants. As reported in the Form 8-K, there had been no disagreements over any accounting issues between the prior accountants and the management of the Company during the two years ended December 31, 1999 and in the subsequent period through March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        P.D.C. INNOVATIVE INDUSTRIES, INC.
                                        (Registrant)



Date: August 17, 2000                    By  /s/ David Sowers
                                            ------------------------------------
                                            David Sowers, CEO
                                            (Principal Executive Officer)



                                         By  /s/ Sandra Sowers
                                            ------------------------------------
                                            Sandra Sowers, President and CFO
                                            (Principal Financial Officer)