Form 10QSB
period 2000-09-30
P D C INNOVATIVE INDUSTRIES INC
filed 2000-11-13
CIK 1093984

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
[Mark  One]
[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  for  the  quarterly  period  ended:  September 30, 2000

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  for  the  transition  period  from  _____to______

Commission  file  number:  0-27157
                           -------



                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                 (Name of small business issuer in its charter)


                 Nevada                                       65-0789306
          -----------------------                      -------------------------
          (State of incorporation)                     (IRS employer Ident. No.)

   3701 N.W. 126th Ave, Bay 5, Coral Springs, FL                  33065
   ---------------------------------------------                ----------
          (address of principal office)                         (Zip Code)

                  Registrant's telephone number: (954) 341-0092


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90  days.  Yes       No    X
               -----     -----
      The number of shares outstanding of each of the issuer's classes of equity as of September 30, 2000: 79,160,177 shares of Common Stock, $.001 par value.

                P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS
                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheet (Unaudited)
           as of September 30, 2000                                      Page 3

         Condensed Consolidated Statements of Operations (Unaudited)
           for the three and nine months ended September 30, 2000 and
           1999 and from inception to September 30, 2000                 Page 4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
           for the nine months ended September 30, 2000 and 1999
           and from inception to September 30, 2000                      Page 5

         Notes to Consolidated Financial Statements                      Page 6


Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               Page 9

Item 2.  Changes in Securities                                           Page 9

Item 3.  Defaults Upon Senior Securities                                 Page 9

Item 4.  Submission of Matters to a Vote of Security Holders             Page 9

Item 5.  Other Information                                               Page 9

Item 6.  Exhibits and Reports on Form 8-K.                               Page 11

             P.D.C.  INNOVATIVE  INDUSTRIES,  INC.  AND  SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

                         ASSETS
                         ------
Current assets:
   Cash                                                          $   281,781
   Other receivables                                                   2,257
   Inventories                                                       826,777
                                                                 ------------

     Total current assets                                          1,110,815
                                                                 ------------

Property and equipment, net                                          983,139
Patent license agreement                                           1,440,000
Other assets                                                          20,010
                                                                 ------------

                                                                 $ 3,553,964
                                                                 ============

         LIABILITIES AND STOCKHOLDERS EQUITY
         -----------------------------------

Current Liabilities:
   Loans payable                                                 $   190,000
   Shareholder loans                                                  45,887
                                                                 ------------

     Total current liabilities                                       235,887
                                                                 ------------

Convertible debentures                                               476,615
                                                                 ------------

Stockholders' equity:
   Common stock                                                       79,160
   Additional paid-in capital                                      4,574,602
   Deficit accumulated during development stage                   (1,802,150)
                                                                 ------------

                                                                   2,851,612
   Less - stock subscription receivable                              (10,250)
                                                                 ------------

                                                                   2,841,362
                                                                 ------------

                                                                 $ 3,553,964
                                                                 ============


    The accompanying notes are an integral part of these condensed consolidated financial statements.
                                     Page 3

                                 P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
                                          (A DEVELOPMENT STAGE COMPANY)

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)


                                                    NINE MONTHS ENDED        THREE MONTHS ENDED   FROM INCEPTION TO
                                                      SEPTEMBER  30,           SEPTEMBER  30,       SEPTEMBER  30,
                                                      --------------           -------------        -------------
                                                    2000         1999         2000         1999          2000
                                                ------------  ----------  ------------  ----------  -------------
Operating expenses:
    Salaries and related benefits               $   200,050   $ 145,885   $    96,717   $  36,558   $   555,793
    Professional fees and commissions               165,190      53,150       139,835      20,169       354,948
    Promotion costs                                  98,000                    98,000                    98,000
    Travel and entertainment                         21,765      22,706         8,128       4,556        55,067
    Administrative expenses                          53,802      31,782        21,709      15,894       125,434
    Auto expenses                                    20,994      16,163         8,657       4,492        67,056
    Equipment maintenance                            17,693       7,433        12,936         639        61,172
    Rent                                             50,562      49,392        16,854      16,854       112,407
    Other                                            47,883      36,817        24,624       5,417       189,438
    Depreciation                                     86,504      10,904        25,500       5,452       182,835
                                                ------------  ----------  ------------  ----------  -------------

      Total operating expenses                      762,443     374,232       452,960     110,031     1,802,150
                                                ------------  ----------  ------------  ----------  -------------

Net loss                                        $  (762,443)  $(374,232)  $  (452,960)  $(110,031)  $(1,802,150)
                                                ============  ==========  ============  ==========  =============


Net loss per share information:
   Basic:
      Net loss per share                        $      (.03)  $    (.88)  $      (.01)  $    (.26)  $      (.29)
                                                ============  ==========  ============  ==========  =============

      Weighted average number of common shares   26,473,672     426,702    46,898,867     426,702     6,174,378
                                                ============  ==========  ============  ==========  =============

   Diluted:
      Net loss per share                        $      (.03)  $    (.88)  $      (.01)  $    (.26)  $      (.29)
                                                ============  ==========  ============  ==========  =============

      Weighted average number of common shares   26,473,672     426,702    46,898,867     426,702     6,174,378
                                                ============  ==========  ============  ==========  =============


    The accompanying notes are an integral part of these condensed consolidated financial statements.
                                     Page 4

                     P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
                               (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)


                                                        NINE MONTHS ENDED   FROM INCEPTION
                                                           SEPTEMBER 30,    TO SEPTEMBER 30,
                                                           ------------     ---------------
                                                         2000        1999         2000
                                                      ----------  ----------  ------------
Cash flows from operating activities:
  Net loss                                            $(762,443)  $(374,232)  $(1,802,150)
  Changes in assets and liabilities                     210,998     346,053      (326,197)
                                                      ----------  ----------  ------------

Net cash used in operating activities                  (551,445)    (28,179)   (2,128,347)
                                                      ----------  ----------  ------------

Cash flows from investing activities:
      Purchase of equipment                             (39,061)          -    (1,334,271)
                                                      ----------  ----------  ------------

Net cash used in investing activities                   (39,061)          -    (1,334,271)
                                                      ----------  ----------  ------------

Cash flows from financing activities:
     Proceeds from loans and convertible debentures     758,500           -       809,387
     Proceeds from sale of stock                              -     158,537     2,935,012
                                                      ----------  ----------  ------------

Net cash provided by financing activities               758,500     158,537     3,744,399
                                                      ----------  ----------  ------------

Net increase (decrease) in cash and cash equivalents    167,994     130,358       281,781

Cash and cash equivalents, beginning of period          113,787      11,770             -
                                                      ----------  ----------  ------------
Cash and cash equivalents, end of period              $ 281,781   $ 142,128   $   281,781
                                                      ==========  ==========  ============


    The accompanying notes are an integral part of these condensed consolidated financial statements.
                                     Page 5

                P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS  OF  PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000


2.  GOING  CONCERN

P.D.C. Innovative Industries, Inc. (PDCI) is currently a development stage company and our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt and/or equity financing. PDCI has yet to generate and internal cash flow, and until sales of our product begin, we are totally dependent upon debt and equity funding.


3.  INVENTORIES

Inventories are comprised primarily of finished goods, which are available for sale, and are stated at the lower of cost or market, determined on the FIFO method.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS AND EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED AS A RESULT OF THE RISKS AND
UNCERTAINTIES SET FORTH UNDER THE CAPTION "CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS", IN OUR FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1999.

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

     We have incurred net losses applicable to common shareholders since inception through September 30, 2000 of approximately $1,802,000. We anticipate that losses from operations will continue for at least the next year, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the commercialization of our products. There can be no assurances that once these products achieve market acceptance, that sufficient revenues will be generated from their sales to allow us to operate profitably.

RESULT  OF  OPERATIONS

Three months ended September 30, 2000 compared to the three months ended September 30, 1999.

     The Company's operating expenses for the three months ended September 30, 2000, were $452,960, representing an increase of $344,929 for the corresponding period for 1999. The major reasons for the overall increase in costs were a result of increases in salaries and related benefits ($60,159), professional fees and commissions ($119,666), promotion costs ($98,000), administrative expenses ($5,815) and depreciation expense ($20,048). These cost increases are associated with and primarily a result of the Company becoming a reporting company with the Securities and Exchange Commission, and the Company expanding the administrative support in preparation of the sales of their products.

Nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

     The Company's operating expenses for the nine months ended September 30, 2000, were $762,443, representing an increase of $388,211 for the corresponding period for 1999. The major reasons for the overall increase in costs were a result of increases in salaries and related benefits ($54,165), professional fees and commissions ($112,040), promotion costs ($98,000), administrative expenses ($22,020) and depreciation expense ($75,600). These cost increases are associated with and primarily a result of the Company becoming a reporting company with the Securities and Exchange Commission, and the Company expanding the administrative support in preparation of the sales of their products.

BALANCE  SHEET  DATA

     Our combined cash and cash equivalents totaled $281,781 as of September 30, 2000. This is an increase of $167,994 from $113,787 for the year ended December 31, 1999. As of September 30, 2000, the working capital of the Company amounted to $874,928.

     We do not expect to generate a positive internal cash flow for at least the next twelve (12) months due to the expected increase in spending for research and development and the costs associated commercializing our initial product.

     Property and Equipment was valued at $983,139, net as of September 30, 2000. The overall decrease of $47,443 from the year ended December 31, 1999 is due primarily to depreciation recorded for the second quarter.


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

     At our present "burn rate", which is $55,000 per month, we will be able to satisfy our cash requirements until February 2001. Unless we are able to generate significant revenue from sales of product, it will therefore be necessary for us to raise additional capital before that date.

                           PART II.  OTHER INFORMATION


ITEM  1.     LEGAL  PROCEEDINGS

     On September 9, 1999, a lawsuit, Fernando Bugallo vs. P.D.C. Innovative Industries and David Sowers, (Case No: 99015686) was filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County Florida. The action is for breach of contract, specific performance, and rescission of contract. Mr. Bugallo has requested damages, which exceed $15,000. Mr. Bugallo has alleged that P.D.C. and Mr. Sowers breeched an agreement to (1) jointly research, develop, manufacture, and sell a variety of devices and to split all profits and loses on a 50%-50% basis and (2) breeched an agreement for the purchase and sale of business assets owned by Mr. Bugallo. P.D.C. intends to vigorously defend this action, and has filed a counter-claim against Mr. Bugallo for fraud and has demanded damages in excess of $195,000. The suit is in the discovery stage. At present, we are unable to predict the outcome this lawsuit.

     On October 12, 2000, P.D.C. obtained an Ex Parte Temporary Injunction Order in the Circuit Court of the 17th Judicial Circuit in and for Broward County
Florida against David Nakhon, alias Marketwizwanabe$$$$. The injunction stems from Mr. Nakhon posting defamatory messages on the Raging Bull message board about the company and its officers and directors. P.D.C. has established a policy to pursue all of its legal remedies against persons posting fraudulent and/or defamatory information with regard to the Company or its officers and directors on the Internet. In light of this, P.D.C. intends to file suit against Mr. Nakhon in the near future.

ITEM  2.     CHANGES  IN  SECURITIES

             None.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

             None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

             None.


ITEM  5.     OTHER  INFORMATION.

     On July 6, 2000, P.D.C. entered into a Plan of Merger with Sterile-Pro, Inc., with the Company being the survivor. Sterile-Pro was a Florida corporation whose principal asset was the right to develop and market a device known as the "Hypo-Sterile 2000" pursuant to a Licensing Agreement dated June 8, 2000, with Mr. David Sowers, who is the CEO of P.D.C. and who is the person who applied for and owns the patent rights to the Hypo-Sterile 2000.

     The Hypo-Sterile 2000 is a device designed to dispose of contaminated hypodermic syringes and other intrusive medical instruments at the site of use, i.e., hospital, doctor's office, lab, etc. The device is designed to reduce, in an enclosed environment, the entire instrument to small, sterile particles, which can be disposed of as conventional trash.

     The purpose of the merger was to create a business environment pursuant to which the Hypo-Sterile 2000 can be more efficiently produced and sold. Sterile-Pro did not have manufacturing capabilities, the Company does. Therefore, the merger of the two entities combined a valuable asset of one constituent (the development and marketing rights owned by Sterile-Pro) with a valuable asset of the other constituent (the manufacturing capacity of the Company) into one entity, thereby providing for potentially more efficient and therefore profitable sales of the device.

     In addition, prior to the merger, Sterile-Pro issued its 8% Series A $1,000,000.00 Senior Subordinated Convertible Redeemable Debenture due July 5, 2002 (the "Sterile-Pro Debenture"), together with underlying shares of Sterile-Pro's common stock, Par Value $0.001, into which the Sterile-Pro Debenture was convertible from time to time. After deducting the expenses of the investment, the net proceeds received and to be received by Sterile-Pro will aggregate approximately $795,000. The first proceeds were received on July 12, 2000.

     Pursuant to the Plan of Merger, the rights and obligations of Sterile-Pro with respect to the Sterile-Pro Licensing Agreement and the Sterile-Pro Debenture will inure to the benefit of and be binding upon the Company.

     Prior to the merger Mr. David Sowers, his wife, Sandra, and his son Vernon Leroy, owned 27,010,000 shares of Sterile-Pro common stock. Prior to the merger, they owned an aggregate of 14,500,000 shares of the Company's Common Stock. After the merger, they owned an aggregate of 45,000,000 shares of the Company's Common Stock, or 45% of the total number of shares authorized.

     As noted above, Sterile-Pro and Mr. Sowers entered into a Licensing Agreement to enable Sterile-Pro to begin to develop and sell the Hypo-Sterile 2000. Mr. Sowers also holds the ownership rights to various other products, and on June 8, 2000, he and the Company entered into a separate Licensing Agreement pursuant to which the Company will develop, manufacture, and distribute these products, which consist of:


    - POCKET PITCH DIAL LEVEL, a level with an adjustable center level dial and bulb, 4" fixed length and weighs 6 ounces.
    - THE POCKET LEVEL, a level with a fixed center level bulb, 4" fixed length and weighs 3 ounces
    - THE 18" DIAL LEVEL, a level with a fixed center level dial and bulb, 18" collapsed length that extends to 24" and 30", weighs 40 ounces.
    - THE 18" STANDARD LEVEL, a level with an adjustable center level dial and bulb, 18" collapsed length that extends to 24" and 30", weighs 26 ounces.
    - THE SQUARING LEVEL, similar in appearance to a traditional framing square, 90 degree arms extend to 12" and can be extended to 12" x 18" and 18" x 18" squaring levels on both ends, 45 degree squaring level at arm joint, weighs 32 ounces,
    -    THE PERFECT SEAL, an innovative heat/cool air  conserving  door seal.
    -    THE  FLUSH  MIZER,  a  water  saving  valve  for  toilet  tanks  -

     In consideration for his grant to the Company of this license, the Company issued 12,000,000 shares of its Common Stock to Mr. Sowers. In addition, Mr.
Sowers stands to receive /the following royalties, based upon the net selling price of all products and goods in which the Patents is used, before taxes and after deducting the direct cost of the product and commissions or discounts paid.

           GROSS SALES                                     PERCENTAGE
           -----------                                     ----------
           $0 to $1,999,999 in gross sales                    10%

           $2,000,000 to $3,999,999 in gross sales             9%

           $4,000,000 to $6,999,999 in gross sales             8%

           $7,000,000 to $9,999,999 in gross sales             7%

           Greater than $10,000,000 in gross sales             6%

        On July 6, 2000, Article 3 of the Company's Articles of Incorporation were amended to increase the its authorized capital stock from 50,000,000 to 100,000,000 shares of Common Stock, Par Value $0.001 per share.

     On September 14, 2000, P.D.C. appointed Richard D. Seay, Esq., as General Counsel and Director of Operations. Mr. Seay is a member of the Florida Bar and has practiced Business, Corporate, and Commercial law in South Florida for the past 12 years.


ITEM  6.     EXHIBITS:

(a)   (10.1)  Exclusive  Patents  License
      (27.1)  Financial  Data  Schedule

(b)  Reports  on  Form  8-K
      Merger transaction filed July 26, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               P.D.C. INNOVATIVE INDUSTRIES, INC.     (Registrant)


Date:  November  10,  2000                    By  /s/   David  Sowers
                                              ---------------------------------
                                              David  Sowers,  CEO
                                             (Principal  Executive  Officer)

                                              By  /s/   Sandra  Sowers
                                              ---------------------------------
                                              Sandra Sowers, President and CFO
                                              (Principal  Financial  Officer)