Form 10KSB
period 2000-12-31
P D C INNOVATIVE INDUSTRIES INC
filed 2001-04-16
CIK 1093984

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT  OF  1934

COMMISSION  FILE  NUMBER  0-27157


                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                 (Name of small business issuer in its charter)

                NEVADA                                  65-0789306
        (State of incorporation)                 (IRS employer Ident. No.)

          3701 N.W. 126TH AVE, BAY 5, CORAL SPRINGS, FL          33065
             (address of principal office)                    (Zip Code)

                  Registrant's telephone number: (954) 341-0092

         Securities registered under Section 12(b) of the Exchange Act:
                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, $0.001 par value per share
                                (Title of class)

Indicate by check mark whether the Registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X   No    .
            ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or amendment to this Form 10-KSB. [ ]

State  issuer's  revenues  for  its  most  recent  fiscal  year.  $-0-

Based on the average closing bid and asked prices of the common stock on the latest practicable date, April 10, 2001 the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,069,713.30 with 76,743,456 shares outstanding.

Documents  Incorporated  By  Reference
[None]

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

OVERVIEW
--------

     P.D.C. Innovative Industries, Inc. ("P.D.C." or the "Company") was originally incorporated in Nevada on September 7, 1994. On January 22, 1998, we became a public company as a result merger with an already existing public company, and our stock began to be quoted on the OTC Bulletin Board. On March 2, 2000, we became the successor to MAS XIV Acquisition Corp., a reporting company under the Securities Exchange Act of 1934, as amended.

     On July 6, 2000, P.D.C. entered into a Plan of Merger with Sterile-Pro, Inc., with P.D.C. being the survivor. Sterile-Pro was a Florida corporation whose principal asset was the right to develop and market a device known as the "Sterile Pro 2000" pursuant to a Licensing Agreement dated June 8, 2000, with Mr. David Sowers, who is the CEO of P.D.C. and who is the person who applied for and owns the patent rights to the Sterile Pro 2000. The Sterile Pro 2000 is a device designed to dispose of contaminated hypodermic syringes and other intrusive medical instruments at the site of use, i.e., hospital, doctor's office, lab, etc. The device is designed to reduce, in an enclosed environment, the entire instrument to small, sterile particles, which can be disposed of as conventional trash. See Item 1-"Business-Description of Products" and "Business-Sterile Pro Merger".

STERILE  PRO  MERGER

     The purpose of the merger was to create a business environment pursuant to which the Sterile Pro 2000 can be more efficiently produced and sold. Sterile-Pro did not have manufacturing capabilities, P.D.C. does. Therefore, the merger of the two entities combined a valuable asset of one constituent (the development and marketing rights owned by Sterile-Pro) with a valuable asset of the other constituent (the manufacturing capacity of P.D.C.) into one entity, thereby providing for a potentially more efficient and therefore less costly manufacturing and sales of the device.

     In addition, prior to the merger, Sterile-Pro issued 8% Series A Senior Subordinated Convertible Redeemable Debentures for a total aggregate amount of $1,000,000.00, due July 5, 2002. Pursuant to the Plan of Merger, the rights and obligations of Sterile-Pro with respect to the Sterile-Pro Licensing Agreement and the Sterile-Pro Debenture became obligations of P.D.C.

     The Debenture was discounted 10% of its face value and is convertible into common stock at a conversion price equal to 75% of the lowest closing bid price of the common stock for any of the 3 consecutive trading days immediately preceding the date of receipt of the conversion notice. In July 2000, Rock Solid Group L.L.C., Venice Holdings L.L.C. and Creative Holdings, L.L.C. funded $733,488, which includes attorney fees and cost of approximately $24,448. Creative Holdings converted an aggregate of $255,500 of the Debenture for a total of 6,393,117 shares. In addition, the have noticed an additional $80,000 for conversion, which was not honored by P.D.C. Due to the low price of P.D.C.'s common stock and other matters, which are presently being investigated by P.D.C., we refused to honor the conversion. See Item. 3 "Legal Proceedings".

     Prior to the merger Mr. David Sowers, his wife, Sandra, and his son Vernon Leroy, owned 27,010,000 shares of Sterile-Pro common stock. Prior to the merger, they owned an aggregate of 14,500,000 shares of P.D.C.'s Common Stock. After the merger, they owned an aggregate of 45,000,000 shares of P.D.C.'s Common Stock, or 45% of the total number of shares authorized.

LICENSING  AGREEMENT

     As noted above, Sterile-Pro and Mr. Sowers entered into a Licensing Agreement to enable Sterile-Pro to begin to develop and sell the Sterile Pro 2000. Mr. Sowers also holds the ownership rights to various other products, and on June 8, 2000, he and P.D.C. entered into a separate Licensing Agreement pursuant to which P.D.C. will develop, manufacture, and distribute these products, which consist of:

     -    Sterile  Pro  2000
     -    Tri-Level  Family
     -    Perfect  Seal
     -    Flush  Mizer
     -    Mulching  Blade

     In consideration for his grant to P.D.C. of this license, P.D.C. issued 12,000,000 shares of its Common Stock to Mr. Sowers. In addition, Mr. Sowers' estate stands to receive /the following royalties, based upon the net selling price of all products and goods in which the Patents is used, before taxes and after deducting the direct cost of the product and commissions or discounts paid.

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


     P.D.C. plans to manufacture and distribute the products described below. Our primary markets will consist of wholesalers in their respective industries.

OUR  PRODUCTS
-------------

STERILE  PRO  2000

     In the last year, we have devoted substantially all of our efforts and resources to the development of the Sterile Pro 2000. The Sterile Pro 2000 is a device used to dispose of contaminated hypodermic syringes and other intrusive medical instruments at the site of use. The device reduces, in an enclosed environment, the entire instrument to small, sterile particles which can be disposed of as conventional trash, This approach significantly reduces physical hazards to nurses or phlebotomists after injections or draws, reduces bacterial growth within and around collection boxes and aerolization of infectious agents, limits risks of injury or infection waste-handling personnel, cuts costs of disposal, including collection, handling, paperwork and specialized transport as well as limits potential cross-contamination with the hospital, office and environment due to handling and moving of contaminated waste.

     We plan to target hospitals and larger health clinics, where higher volume usage justifies a dedicated machine at each usage point. We also plan to have two additional designs that would be available for the smaller medical offices as well as a larger batch mode version. The latter would be used where intermediate collection boxes are still required. The unit would "digest" an entire collection box, including the instruments contained therein. Our management believes that introduction of its Sterile Pro 2000 line of products will present a substantial growth opportunity for P.D.C. Although aware of safety protocols when dealing with contagious infectious illnesses, medical personnel are still subjected to thousands of penetrations with intrusive instruments each year with serious consequences of dealing with life-threatening conditions for them and the large cost of ongoing treatment and testing for the facility of employment. Despite stringent regulations by the Occupational Safety Hazard Agency ("OSHA"), Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), and others, the problems persists mainly because used contaminants are not destroyed or sterilized, but merely covered and stored, leaving the physical and biological hazards undiminished during storage, collection and transport to a licensed incinerator, usually off site. The Sterile Pro 2000 will prevent injury from contaminated needles and destroy biological hazards at the site of use.

FOOD  AND  DRUG  ADMINISTRATION  APPLICATION  AND  APPROVAL
-----------------------------------------------------------

     The United States Food and Drug Administration (the "FDA") has regulatory authority over the testing, manufacturing, and sale of the Sterile Pro 2000 in the United States. Pursuant to the Federal Food, Drug and Cosmetic Act (FD&C Act"), the FDA classifies medical devices intended for human use into three classes: Class I, Class II, and Class III. In general, Class I devices are products for which the FDA can determine that the safety and effectiveness of which can be reasonably assured by general controls under the FD&C Act relating to such matters as adulteration, misbranding, registration, notification, records and reports, and, "Good Manufacturing Practices, ("GMPs"). Class II devices are products for which the FDA determines that these general controls are insufficient to provide reasonable assurance of safety and effectiveness, and that require special controls such as the promulgation of performance standards, post-market surveillance, patient registries, or such other actions as the FDA deems necessary. Class III devices are devices for which the FDA has insufficient information to conclude that either general controls or special controls would be sufficient to assure safety and effectiveness, and which are life-supporting, life-sustaining, of substantial importance in preventing impairment of human health (e.g., a diagnostic device to detect a life-threatening illness), or present a potential unreasonable risk of illness or injury.

     A medical device is ultimately classified by the FDA as either a Class 1, Class II or Class III device. Class I devices are subject to general controls which are applicable to all devices. Such controls include regulations regarding FDA inspection of facilities, GMP's, labeling, maintenance of records, and filings with the FDA. Class II devices must meet general performance standards established by the FDA before they can be marketed and must adhere to such standards once on the market. Class III devices require individual pre-market approval by the FDA before they can be marketed, which can involve extensive tests to prove safety and efficacy of the device.

     The FD&C Act further provides that, unless exempted by regulation, medical devices may not be commercially distributed in the United States unless they have been approved or cleared by the FDA. There are two review procedures by which medical devices can receive such approval or clearance. Some devices may qualify for clearance under a Section 510(k) procedure, which we believe is applicable to the Sterile Pro 2000. The other review procedure, which we do not believe applies to the Sterile Pro 2000, is an application to the FDA for pre-marketing approval ("PMA") before marketing can begin. PMA applications must demonstrate, among other matters, that the medical device is safe and effective. A PMA application is typically a complex submission, usually including the results of clinical studies, and preparing an application is a detailed and time-consuming process.

     Each manufacturer of medical devices is required to register with the FDA and also to file a "510(k) Notification" (the "Notification") before initially marketing a new device intended for human use. The manufacturer may not market such new device until 90 days following the filing of such Notification unless the FDA permits an early marketing date. The FDA, prior to the expiration of the 90-day period, may notify the manufacturer that it objects to the marketing of the proposed device and thereby may delay or preclude the manufacturer's ability to market that device. The FDA may also require further data from, or testing by, the manufacturer.

     Any products manufactured or distributed by P.D.C. pursuant to FDA approval are or will be subject to pervasive and continuing regulation by the FDA. The FDA Act also requires that our products be manufactured in registered establishment and in accordance with GMP regulations. Labeling, advertising and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. P.D.C. and the manufacturers of our products or product components may be inspected on a routine basis by both the FDA and the individual states for compliance with current GMP regulations and other requirements.

     The export of medical devices is also subject to regulation in certain instances. In addition, the marketing and use of the Company's products may be regulated by various state agencies.

     The Mandatory Device Reporting ("MDR") regulation obligates us to provide information to the FDA on injuries alleged to have been associated with the use of a product or certain product failures that could cause injury. If due to FDA inspections, MDR reports or other information, the FDA believes that we are not in compliance with the law, the FDA can institute proceedings to detain or seize products, enjoin future violations, or asses civil and/or criminal penalties against us, our officers or employees. Any such action could disrupt our operations for an undetermined time.

     In addition to the foregoing, P.D.C. will be subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection and fire hazard control. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations and that such compliance will not have a material adverse effect upon our ability to conduct business.

     In the case of the Sterile Pro 2000, we have had conversations with the FDA explaining our product and requesting that they assist us in classifying the Sterile Pro 2000 device and outlining the preparatory documentation that will need to be submitted prior to product submission. We have filed Forms 2891 and 2892, registering both P.D.C. and the Sterile Pro 2000 in the FDA system. Preliminary comment from the FDA indicates that the device will be a Class II product by virtue of no chemicals or drugs being involved, and because the Sterile Pro 2000 is non-invasive to users. When the Sterile Pro 2000 is ready, it will be submitted to the FDA in Rockville, Maryland where the Infectious Disease Section will test it in-house.

     On January 2001 P.D.C. entered into a Medical Device Prototype manufacturing Agreement with Biopass Medical Systems of Parkland Fl. to provide the final design, five prototypes, manual and operating instruction for the Sterile-Pro 2000. Biopass, through its President Jay Brussels has a history of completing prototype medical device mechanisms for the FDA. Mr. Brussels has signed a contract with P.D.C. to complete five prototype designs and the necessary documentation. As of the date of this report the prototypes have been completed and the documentation is expected to be completed no later than the end of April 2001. The contract calls for an initial payment of $6,200, a payment of $6,200 after all prototypes are built, and a final payment of $6,200 after acceptance by the FDA of the submitted prototype(s). This includes a fully functional circuit board and other updated redesigns.

     In March 2001, we entered into a Consulting Agreement with Devices & Diagnostic Consulting Group, Inc. As part of their engagement they will:

     - Provide guidance for, and assist with, preparation of regulatory documents for submission to the FDA and foreign health agencies.
     - Assist in the design, conduct, analysis, and reporting of results from medical device clinical studies
     - Communicate with the FDA and foreign regulatory agencies and governments.
     -    Assist  in  securing  International  product  registrations.
     - Assist in the development and maintenance of an EN46000/QR compliant quality system.
     - Provide appropriate referral of individuals deemed beneficial to meet the above objectives
     -    Be  available  for  consultation  with  our  employees.

Devices & Diagnostic Consulting Group, Inc. will provide these services on an as needed basis at a rate of $225 per hour.

OSHA  REGULATIONS  AND  HOW  THEY  BENEFIT  US.
-----------------------------------------------

     In January 1992, OSHA issued comprehensive new federal regulations aimed at establishing new protective standards to minimize occupational exposure to various blood borne pathogens such Hepatitis and the HIV virus associated with AIDS. OSHA determined, after a four-year study of the need for such regulations, that employees face a significant health risk as the result of occupational exposure to blood and other potentially infectious materials and concluded that this exposure can be minimized or eliminated using a combination of work practice controls, personal protective clothing and equipment, training, and medical surveillance. OSHA is currently stressing the need for zero tolerance of hospital infectious disease controls, including the handling of contaminated syringes and other small contaminants that remain in the hospital and clinic environment after use on a patient

     In addition, there are 23 states with their own OSHA-approved occupational safety and health plans, which must now adopt a comparable standard or amend their existing standard if it is not at least as effective as the federal standard. These new regulations are primarily aimed at the healthcare industry where, based upon published OSHA findings, between 2 and 2.5 million workers are presently at risk of infection.

     Management believes that these regulations, which mandate the use of sterilization equipment in the healthcare industry of nature comparable to the Sterile Pro 2000, are expected to have materially favorable impact upon our sales.

MARKETING
---------

     Management believes that the primary markets for P.D.C.'s Sterile-Pro 2000 will be in the healthcare sector, divided essentially into three broad categories (i) hospitals; (ii) "alternative site" facilities (including surgical centers, nursing homes, and elderly care facilities and clinics); and (iii) small medical offices.

     Primary customer categories would be the single end-user, purchasing associations or consortiums of various kinds - a dominant feature in the hospital sector - and various federal, state and local government bodies (the majority of whose purchases are open to competitive bidding).

     The primary channels of distribution include medical supply distributors, dealers who specialize in the medical and hospital markets, and firms purchasing P.D.C.'s products for resale under "Private label" arrangements for other suppliers and retailers.

     In February 2001, we entered into a Marketing Agreement with Ron Epstein, president of Clearlake Financial Corp, to perform market feasibility studies to define the initial target market for the Sterile Pro 2000. In addition, Clearlake Financial Corp. and its President, Ron Epstein intends to market the medical device to the already existing customers of Clearlake. Clearlake has a twelve-year history of medical device sales to hospital corporations and other medical facilities. Clearlake's initial market inquiry has identified a demand for the Sterile Pro 2000, or similar device.

     The Company has accepted an order from Ameri-Carib International, of Pompano Beach, Fl. to provide 50 Sterile Pro 2000 units to them immediately after FDA clearance. The purchase price is $79,750.

COMPETITION
-----------
     The sterilization products sector is highly competitive and is presently dominated by Baxter International Johnson & Johnson, Kimberly-Clark and other large suppliers. We hope, to develop a niche market within the sterilization product industry through our ability to "customize" products to fit customers' special needs. We believe that as a direct manufacturer, P.D.C. is well suited to develop this specialized marketing approach, which is generally more difficult for larger manufacturers.

OTHER  PRODUCTS

THE  TRI-LEVEL  FAMILY
----------------------

THE  POCKET  PITCH  DIAL  LEVEL
     The Pocket Pitch Dial Level has an adjustable center level dial and bulb; it is of 4" fixed length, weighs 6 ounces. This pocket-sized, belt-attachable level, offers the convenience of an integrated 360-degree rotating center level bulb & dial for use in limited space areas. Due to this level's design, in addition to standard level applications for horizontal and vertical calibration, adjustment and leveling, the Pocket Pitch Level is specifically designed to be uniquely valuable in all situations where zero tolerance precision in variable degree leveling is required, including roof pitch, plumbing pitch and other non-standard, variable pitch angle measurements.

THE  POCKET  LEVEL
     The Pocket Level has a fixed center level bulb; it is of 4" fixed length weighs 3 ounces. Similar to the Pocket Pitch Level, this level is also designed for easy transport and use in cramped, limited space areas. Due to this level's design, this level's zero-tolerance angle measurement is more precise than any competitive mechanical level currently marketed. This level is designed to be used in all situations where horizontal leveling is desirable, including carpentry, glasswork, cabinetry, plumbing, and framing applications where exact horizontal adjustment or measurement is required.

THE  18"  DIAL  LEVEL
     The 18" Dial Level has adjustable center level dial and bulb, 18" collapsed length (extends to 24" and 30"), weighs 40 ounces. This level offers the convenience of an integrated 360 degrees variable pitch (variable angle) rotating center level bulb and dial. The 18" Dial Level adjusts to work area and takes place of three separate conventional levels (18", 24" and 30" when fully extended). Due to this level's design, this level's zero-tolerance angle is more precise than any competitive mechanical level currently marketed. In addition to standard level applications for horizontal and vertical calibration, adjustment and leveling, the 18" Dial Level can be expanded to fit the work area and is specifically designed to be uniquely valuable in all situations where zero-tolerance precision in variable degree leveling (0-45 degrees) is required, including roof pitch, plumbing pitch, and other non-standard variable pitch angle measurements.

THE  18"  STANDARD  LEVEL
     The 18" Standard Level has a fixed center level dial and bulb, 18" collapsed length (extends to 24" and 30"), weighs 26 ounces. Similar to the 18" Dial Level, but without the variable angle rotating center level and bulb, this zero-tolerance level also adjusts to the work area and takes place of three non-adjustable separate levels (18", 24" and 30" when fully extended). In all situations where zero-tolerance precision is required for standard (non-variable) horizontal and vertical calibration, adjustment and leveling, including flexible work space applications in carpentry, glass work, cabinetry, plumbing, framing and other construction jobs, the 18" Standard Level is specifically designed to be uniquely valuable.

THE  SQUARING  LEVEL
     The Squaring Level is similar in appearance to a traditional framing square. However this Squaring Level's 90 degree arms extend to 12" and can be extended to 12" x 18" and 18" x 18" squaring levels on both ends, 45 degree squaring level at arm joint. This level weighs 32 ounces, can be custom engraved, and is available in a selection of colors. In addition to providing zero-tolerance 90 and 45 degree framing guidance, the Squaring Level can be used to provide absolutely precise horizontal or vertical leveling. The Squaring Level is specifically designed to be uniquely valuable in any situation where zero-tolerance 45 or 90 degree framing or horizontal and vertical calibration, adjustment and leveling is desirable. Applications include finished carpentry, glass and mirror work, cabinetry, standard framing, and other exacting construction jobs.

PERFECT  SEAL
-------------
     Perfect Seal is a seal, which can be added to the bottom of a door in any home or office. It is not a door sweep, but rather a seal, which does not touch the flooring of the room until the door is closed tightly. This creates a perfect airtight closing seal that keeps out insects, noise, cold or hot air. It is made with a tongue and grove, which makes it airtight. When a door, which is equipped with the Perfect Seal, is closed, the seat drops down from inside the door (where it is stored when not deployed), and the rubber meets the floor. When the door is opened, the seal draws back up, thus avoiding any friction with or rubbing against the floor. Perfect Seal is made of Anodized Aluminum.

FLOW  MIZER
-----------
     The Flow Mizer is designed to address the problem of water conservation acute in many parts of the United States and abroad. Flush Mizer is a double flapper valve, which universally fits most toilet tanks and saves approximately 30% of tank water per flush of liquid waste. Since flushing liquid waste accounts for the major part of the usage of toilet facilities, the Flush Mizer is designed in such a way that an up-motion of the handle provides for water-saving liquid waste flushing, while a down-flush motion of the handle provides for solid waste flushing, maintaining full flush.

INVENTORY
---------

     There are currently in excess of 5,000 high quality levels in our inventory, which are intended for sale. We have presented sale proposals to numerous national retail outlets including Home Depot, Lowe's and Damark Int'l. The sale of these levels would add a minimum of $150,000 cash to P.D.C.'s assets.

COMPETITION
-----------

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

SUPPLIES  AND  SUPPLIERS
------------------------

     The raw materials, parts and components used by us in manufacturing our products are generally available. We seek to maintain multiple sources of the parts and materials we purchase from suppliers, however, certain customers could limit and/or designate specific suppliers, and the availability of such parts and materials could affect our ability to fill those customers' orders on a timely basis. Management believes that the interruption of its relationships with suppliers would not have a material adverse effect over the long-term, as parts and materials suitable for the production of the types of products P.D.C. manufactures would be available from other suppliers.

MARKETING  AND  DISTRIBUTION
----------------------------

     We anticipate that the primary markets for P.D.C.'s TriLevel family, Water Mizer and Perfect Seal products are stores that sell to construction and home-remodeling customers, such as Home Depot, Ace Hardware, smaller chain stores, and individual wholesalers. However, we cannot guarantee that we will be able to induce these chains to do business with us. Primary sales and marketing techniques will include direct sales visits, mailings and attendance at various trade shows.

EMPLOYEES

     At present, we employ a total of 9 full time employees, including our Chief Executive Officer and our President. If P.D.C. expands, it will require additional personnel, both skilled and unskilled. Although P.D.C. believes that the personnel it will require are readily available at reasonable salary rates, no assurance can be given that we will be able to attract the type and quantity of employees our operations will require; further, even if such personnel are available, no assurance can be given that they can be hired on terms favorable to P.D.C.

INSURANCE

     Due to the decrease in the number of insurance carriers willing to provide product liability insurance, especially in the healthcare industry, product liability insurance availability has been significantly reduced and premiums have increased dramatically over recent years. At present, we maintain no product liability insurance. Although we intend to obtain such insurance coverage after we receive FDA approval for the Sterile Pro 2000, there can be no assurance that we will be able to obtain insurance at reasonable premiums that are affordable. The inability to obtain such insurance could have a materially adverse effect upon our business, financial condition and future prospects.


ITEM  2.  DESCRIPTION  OF  PROPERTY.

     P.D.C.'s corporate offices and manufacturing facility are located at 3701 NW 126th Avenue, Corporate Park, Bay 5, Coral Springs, FL. In July 2000, P.D.C. entered into a business lease agreement with L.A.W. Properties Coral Springs, LLC. for office, lab, and manufacturing space of approximately 11,000 square feet at a base rent of $5,300 per month, with a cost of living adjustment over the term of the lease. This lease expires on August 31, 2005. We believe that our facility is adequate for our current and reasonably foreseeable future needs.

ITEM  3.  LEGAL  PROCEEDINGS.

PENDING  LITIGATION

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

     On October 12, 2000, P.D.C. obtained an Ex Parte Temporary Injunction Order in the Circuit Court of the 17th Judicial Circuit in and for Broward County
Florida against David Nakhon, alias Marketwizwanabe$$$$. The injunction stems from Mr. Nakhon posting defamatory messages on the Raging Bull message board about P.D.C., its officers and directors. P.D.C. has established a policy to pursue all of its legal remedies against persons posting fraudulent and/or defamatory information with regard to the Company or its officers and directors on the Internet. In light of this, P.D.C. intends to file suit against Mr. Nakhon in the near future.

POSSIBLE  LITIGATION

     On July 6, 2000, P.D.C. entered into a Plan of Merger with Sterile-Pro, Inc., with P.D.C. being the survivor. Prior to the merger, Sterile-Pro issued an 8% Series A Senior Subordinated Convertible Redeemable Debenture for a total aggregate amount of $1,000,000.00, due July 5, 2002. Pursuant to the Plan of Merger, the rights and obligations of Sterile-Pro with respect to the Sterile-Pro Licensing Agreement and the Sterile-Pro Debenture became obligations of P.D.C. The Debenture was discounted 10% of its face value and is convertible into common stock at a conversion price equal to 75% of the lowest closing bid price of the common stock for any of the 3 consecutive trading days immediately preceding the date of receipt of the conversion notice.

     In July 2000, Rock Solid Group L.L.C., Venice Holdings L.L.C. and Creative Holdings, L.L.C. funded $733,488, which includes attorney fees and cost of approximately $24,448. Creative Holdings converted an aggregate of $255,500 of the Debenture for a total of 6,393,117 shares. In addition, the have noticed an additional $80,000 for conversion, which was not honored by P.D.C. Due to the low price of P.D.C.'s common stock and other matters, which are presently being investigated by P.D.C., we refused to honor the conversion. The Debenture holders have threatened legal action to force the conversion of the Debenture or in the alternative to rescind the Debenture Purchase Agreement and recoup the amount of their investment. If a lawsuit is instituted, tried and a judgment is entered against P.D.C., we estimate that the damages could be in excess of $600,000 plus penalties and interest. P.D.C. does not have the financial ability to rescind the transaction and any award for damages would have a material adverse effect on P.D.C. and its ability to continue operations.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
     None.



                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  &  RELATED  STOCKHOLDER  MATTERS.

     P.D.C.'s Common Stock is traded on the NASDAQ over-the-counter bulletin board market under the symbol PDCI. There has been trading in the Company's Common Stock since May 6, 1998. The following table sets forth, for each of the fiscal periods indicated, the high/low bid and low/low bid prices for the Common Stock, as reported on the OTC Bulletin Board. These per share quotations reflect inter-dealer prices in the over-the-counter market without real mark-up, markdown, or commissions and may not necessarily represent actual transactions.

              QUARTER ENDING      HIGH/LOW BID   LOW/LOW BID

           FISCAL YEAR 1999
           March 31, 1999        $        5.88   $      3.25
           June 30, 1999         $        3.44   $      1.10
           September 30, 1999    $        1.19   $      0.25
           December 31, 1999     $        0.53   $      0.11

           FISCAL YEAR 2000
           March 31, 2000        $        0.14   $      0.0625
           June 30, 2000         $        0.14   $      0.0625
           September 30, 2000    $        0.09   $      0.03
           December 31, 2000     $      0.0625   $      0.02

           FISCAL YEAR 2000
           March 31, 2001        $        0.07   $       0.03

     The number of beneficial holders of record of the common stock of P.D.C. as of the close of business on April 6, 2001 was approximately 144. Many of the shares are held in street name and consequently reflect numerous additional beneficial owners.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     In September 1999, prior to our becoming a 34 Act reporting company, we issued a convertible debenture in the amount of $492,400. These shares were subsequently converted into an aggregate of 12,050,903 shares and issued to BVH Holdings, L.L.C. and their designees. These securities were issued in reliance on Rule 504 of Regulation D under the Act. The issuance of these securities was exempt from the registration requirements of the Act pursuant to Section 3(b) of the Act.
 .
     In January 2000, we issued 15,000 shares to David Nakhon for services performed. These shares were issued in reliance on Sec.4(2) of the Act, as a transaction not involving a public offering.

     In January 2000, prior to our becoming a 34 Act reporting company, we issued 100,000 restricted shares to Adam Barnett for services performed. These shares were issued in reliance on Sec.4(2) of the Act, as a transaction not involving a public offering.

     In February 2000, we were required to issue to Mr. Barnett 900,000 shares for services performed in reliance on Rule 504 of Regulation D under the Act.
The issuance of these securities was exempt from the registration requirements of the Act pursuant to Section 3(b) of the Act. Due to a Company error, we issued Mr. Barnett 100,000 shares in February 2000, the certificates for the remaining 800,000 shares were not actually issued until July and August 2000.

     In March 2000, we issued an aggregate of 3,956,000 shares in connection with our merger with MRC Legal Services Corporation. These shares were issued in reliance on Sec.4(2) of the Act, as a transaction not involving a public offering.

     In April 2000, we issued 500,000 shares to Vernon Leroy Sowers as bonus compensation for his services to P.D.C. These shares were issued in reliance on Sec.4(2) of the Act, as a transaction not involving a public offering.

     On June 15, 2000, P.D.C. issued 12,000,000 shares of its Common Stock to Mr. Sowers as consideration for the Patent Licensing Agreement. These shares were issued in reliance on Sec.4(2) of the Act, as a transaction not involving a public offering.

     On July 6, 2000, P.D.C. entered into a Plan of Merger with Sterile-Pro, Inc., with P.D.C. being the survivor. Prior to the merger, Sterile-Pro issued an 8% Series A Senior Subordinated Convertible Redeemable Debenture for a total aggregate amount of $1,000,000.00, due July 5, 2002. Pursuant to the Plan of Merger, the rights and obligations of Sterile-Pro with respect to the Sterile-Pro Licensing Agreement and the Sterile-Pro Debenture became obligations of P.D.C. The Debenture was discounted 10% of its face value and is convertible into common stock at a conversion price equal to 75% of the lowest closing bid price of the common stock for any of the 3 consecutive trading days immediately preceding the date of receipt of the conversion notice.

     In July 2000, Rock Solid Group L.L.C., Venice Holdings L.L.C. and Creative Holdings, L.L.C. funded $733,488 pursuant to the Debenture, which includes attorney fees and cost of approximately $24,448. Creative Holdings converted an aggregate of $255,500 of the Debenture for a total of 6,393,117 shares. In addition, the have noticed an additional $80,000 for conversion, which was not honored by P.D.C. If and when honored, P.D.C. would be obligated to issue and additional 4,750,306 sharesSee Item 3. "Legal Proceedings Possible Litigation". The Debenture and the shares underlying the Debenture were issued, pursuant to an opinion of counsel, in reliance on Rule 504 of Regulation D under the Act. The issuance of these securities was exempt from the registration requirements of the Act pursuant to Section 3(b) of the Act

     On July 6, 2000, P.D.C. entered into a Plan of Merger with Sterile-Pro, Inc., with P.D.C. being the survivor. In connection with the Merger we issued an aggregate of 45,000,000 shares to David and Sandra Sowers and Vernon Leroy Sowers in exchange for 100% of the outstanding Sterile Pro shares. These shares were issued in reliance on Sec.4(2) of the Act, as a transaction not involving a public offering. Subsequent to the Merger David and Sandra Sowers returned 12,000,000 shares to P.D.C. for cancellation. No consideration was paid by P.D.C. for the return and cancellation of the shares.

     In August 2001, an aggregate of $200,000 of the Debenture was sold to PMR and Associates, PrimeVest, Inc. Spechler Family Partnership, IDT Fund B L.T.D., the Debenture was converted into an aggregate of 6,764,285 shares. These securities were issued in reliance on Rule 504 of Regulation D under the Act. The issuance of these securities was exempt from the registration requirements of the Act pursuant to Section 3(b) of the Act.


DIVIDENDS

     In January 2001, P.D.C. declared and paid a 5% stock dividend on its Common Stock to its shareholders of record on January 12, 2001. Our Officers and Directors declined the dividend.

     We have never paid any cash dividends on our Common Stock and do not anticipate paying any cash dividends on our common stock in the future. Instead, we intend to retain future earnings, if any, to fund the development and growth of our business.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF  OPERATIONS
--------------

     Read the following discussion together with the information contained in the Financial Statements and related Notes included elsewhere in this filing.

RESULTS  OF  OPERATIONS

TWELVE  MONTHS  ENDED  DECEMBER  31,  2000  AND  1999
-----------------------------------------------------
     General and administrative expenses in the aggregate during the twelve months ended December 31, 2000 were $158,338 representing an increase of $42,573, from $115,765 for the year ended December 31, 1999. The increase in these costs is a result of greater efforts by us to bring the products to the final development and obtain market clearance.

     Compensation and related benefits during the year ended December 31, 2000 increased $188,457, to a total of $351,937 from $163,480 for the prior year. We have increased the number of employees during the year as we began the efforts to produce and market the products.

     Advertising and promotion expenses for the year ended December 31, 2000 amounted to $100,497, or an increase of $98,076 over the year ended December 31, 1999. The increase related to the efforts we have made to begin marketing the products.

     Consulting expenses for the year ended December 31, 2000 were $140,810. These costs were associated with the financial activities during the year.

     Inventory valuation adjustments during the year ended December 31, 2000 were $318,632. The increase is a result of adjusting the inventory to its net realizable value, based upon initial sales pricing projections.

     Materials and tooling costs for the year ended December 31, 2000 were $48,440, and represent the costs associated with the development of the Sterile Pro 2000.

     Professional fees during the year ended December 31, 2000 were $479,174, representing an increase of $21,243 from the $57,931 incurred during the year ended December 31, 1999. The increase is a result of our becoming a reporting company during the year, and as a result, the need for additional legal and accounting costs.

     Repairs and maintenance increased $3,394 during the year ended December 31, 2000 to $23,627, as a result of normal cost increases.

     Supplies expenses amounted to $22,438 for the year ended December 31, 2000, representing additional costs associated with our increased operations.

     Travel and subsistence costs decreased $4,433 during the year ended December 31, 2000 to $28,869, from the $33,302 incurred during the year ended December 31, 1999. We had incurred more costs during 1999 in an effort to visit potential purchasers of the products, and during 2000 these efforts did not involve as much time traveling away from the office.

     Rent expense increased $54,167 during the year ended December 31, 2000 as a result of the prior accountant capitalizing these costs to the inventory as overhead for the year ended December 31, 1999.

     Telephone and utilities amounted to $16,433 for the year ended December 31, 2000, representing an increase of $8,731 from the $7,702 incurred during the year ended December 31, 1999. The increases are a result of the increase in our operations during the year ended December 31, 2000.

     Interest expense increased to $247,894 for the year ended December 31, 2000 as a result of the convertible debentures that were outstanding during the year and the interest costs associated with that debt.

     Loan placement expenses and fees of $73,000 were incurred during the year ended December 31, 2000 with respect to the issuance of the convertible debentures that were issued during the year.

     Depreciation and amortization expenses increased $101,289, to $112,193 during the year ended December 31, 2000 from the $10,904 incurred during the year ended December 31, 1999. These increases are a result of expensing the depreciation on the factory equipment during the year instead of capitalizing to the cost of inventory as in the prior year, and the amortization of the patent license agreement during the year.


BALANCE  SHEET  DATA

     We have financed our operations since inception by the issuance of equity securities with aggregate net proceeds of approximately $2,403,000, and through loan transactions in the aggregate net amount of $1,297,000.

     Our combined cash and cash equivalents totaled $143,367 at December 31, 2000. We do not expect to generate a positive internal cash flow for at least the next twelve months due to the time necessary to bring our products to market.

     Our inventory totaled $310,943 as of December 31, 2000. The inventory was adjusted during the year to its net realizable value based upon the initial sales pricing projections. Our property and equipment, net, totaled $1,118,897 at December 31, 2000. We increased the property and equipment a total of $48,339 during the year 2000.


LIQUIDITY  AND  CAPITAL  RESOURCES

     We are currently a development stage company and our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt financing and/or equity capital. We have yet to generate an internal cash flow, and until the sales of our products begin, we are totally dependent upon the debt and equity funding from outside investors. In the event we are unable to obtain debt or equity financing or are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations. This would materially impact our ability to continue as a going concern.

     We have financed our operating and research and development activities through several Regulation S and Regulation D private placement transactions. Net cash used for operating activities during the 2000 year amounted to $748,481. At December 31, 2000, we had a working capital of $288,595.

     During the year ended December 31, 2000, we were able to raise debt and equity capital of $826,400 through Regulation S and Regulation D transactions. We do not expect to generate a positive cash flow for at least the next twelve months. No assurances, however, can be given that the necessary and future financing will be available or, if available it will be on terms and conditions acceptable to us. If our working capital becomes insufficient to continue to fund our operations, we would have to explore additional sources of financing.

CAUTIONARY  STATEMENTS  REGARDING  FORWARD-LOOKING  STATEMENTS

     Statements in this Report on Form 10-K SB under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in P.D.C.'s press releases or oral statements that may be made by P.D.C. or by officers, directors or employees of P.D.C. acting on P.D.C.'s behalf, that are not historical fact constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of P.D.C. to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Factors that might cause such a difference include, without limitation, the information set forth below. In addition to statements which explicitly describe such risks and uncertainties, statements labeled with the terms "believes", "belief" "expects", "plans" or "anticipates" should be considered uncertain and forward-looking. All cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they may appear.


LIMITED  OPERATING  HISTORY;  CONTINUING  OPERATING  LOSSES
-----------------------------------------------------------

     P.D.C. has a limited history of operations. Since its inception in September 1994, P.D.C. has engaged principally in the development of it products, including the "Sterile Pro 2000", which has not been approved for sale in the United States. Consequently, P.D.C. has little experience in manufacturing, marketing and selling its products. P.D.C. currently has no source of operating revenue and has incurred net operating losses since its inception. At December 31, 2000, P.D.C. had an accumulated deficit of approximately $2,829,405. Such losses have resulted principally from costs associated with research and development and from general and administrative costs associated with P.D.C.'s operations. P.D.C. expects operating losses will increase for at least the next twelve months due principally to the anticipated expenses associated with the anticipated commercialization of the Sterile Pro 2000 and other research and development activities. See Item 6. "Management Discussion and Analysis of Financial Condition and Results of Operations".


UNCERTAINTY  OF  FUTURE  PROFITABILITY;  GOING  CONCERN  OPINION  RECEIVED  FROM
--------------------------------------------------------------------------------
INDEPENDENT  AUDITORS
---------------------

     P.D.C.'s ability to achieve profitability will depend in part on its ability to obtain regulatory approvals for its Sterile Pro 2000, develop the capacity to manufacture and market the Sterile Pro 2000 and its other products, either by itself or in collaboration with others and market acceptance of the Sterile Pro 2000. There can be no assurance if and when P.D.C. will receive regulatory approvals for the development and commercial manufacturing and marketing of the Sterile Pro 2000 or achieve profitability. In addition, successful completion of P.D.C.'s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support P.D.C.'s cost structure. Accordingly, the extent of future losses and the time required to achieve profitability are highly uncertain. See Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations and "Financial Statements".

     P.D.C. has received an opinion from its auditors stating that the fact that P.D.C. has suffered substantial losses and has yet to generate an internal cash flow raises substantial doubt about P.D.C.'s ability to continue as a going concern. This opinion may have an adverse effect on P.D.C.'s ability to raise additional funds. See Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations and "Financial Statements".


UNCERTAIN  ABILITY  TO  MEET  CAPITAL  NEEDS
--------------------------------------------

     P.D.C. will require substantial additional funds the manufacturing and marketing of the Sterile Pro 2000, and the research and development, manufacturing and marketing of other proposed products and operating expenses (including general and administrative expenses). P.D.C.'s future capital requirements will depend on many factors, including the following: the progress of its research and development projects; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in P.D.C.'s existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that P.D.C. may establish; and the development of commercialization activities and arrangements. Moreover, P.D.C.'s fixed commitments, including salaries and fees for current employees and consultants, equipment rent, and other contractual commitments, are substantial and would increase if additional agreements are entered into and additional personnel are retained. P.D.C. does not expect to generate a positive internal cash flow for at least twelve months, due to expected increases in capital expenditures, working capital needs, and ongoing losses, including the expected cost of commercializing the Sterile Pro 2000. However, P.D.C.'s cash requirements may vary materially from those now planned due to the progress of research and development programs, results of clinical testing, relationships with strategic partners, if any, changes in the focus and direction of P.D.C.'s research and development programs, competitive and technological advances, the FDA and foreign regulatory processes and other factors.

     P.D.C. needs additional capital to fund its operations, and is seeking to obtain additional capital through debt or equity financing, or collaborative licensing or other arrangements with strategic partners. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available when needed, or if available, will be available on acceptable terms. Insufficient funds may prevent P.D.C. from implementing its business strategy and will require P.D.C. to further delay, scale back or eliminate certain of its research, product development and marketing programs; and may require P.D.C. to license to third parties rights to commercialize products or technologies that P.D.C. would otherwise seek to develop itself, or to scale back or eliminate its other operations. See Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements".

PENNY  STOCK  REGULATIONS  AND  RESTRICTIONS
--------------------------------------------

     The Securities Exchange Commission (the "Commission") has adopted regulations, which generally define Penny Stocks to be an Equity Security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. At present, the market price of P.D.C.'s Common Stock is substantially less than $5.00 per share and therefore may be designated as a "penny stock" pursuant to the rules under the Securities Exchange Act of 1934, as amended. Such a designation requires any broker or dealer selling such securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser, and determine that the purchaser is reasonably suitable to purchase such securities. These rules may restrict the ability of Broker / Dealers to sell P.D.C.'s Common Stock and may affect the ability of Investors to sell their Shares. The issuance of large amounts of Common Stock upon conversion and the subsequent sale of such shares may further depress the price of the Common Stock. In addition, since each new issuance of Common Stock dilutes existing shareholders, the issuance of substantial additional shares may effectuate a change of control of P.D.C. Moreover, since P.D.C.'s Common Stock is traded on the NASDAQ over-the-counter bulletin board market, investors may find it difficult to dispose of or obtain accurate quotations as to the value of P.D.C.'s Common Stock. See Item 5. "Market Price of Securities and Related Stockholders Matters".


POSSIBLE  VOLATILITY  OF  STOCK  PRICE
--------------------------------------

     The price of P.D.C.'s Common Stock has fluctuated substantially since it began trading on the OTC Bulletin Board on May 6, 1998. The market price of the shares of the Common Stock is likely to continue to be highly volatile. Factors such as the timing and results of FDA approval for the Sterile Pro 2000, equity or debt funding, developments in patent or other proprietary rights of P.D.C. or its competitors, including litigation, fluctuations in P.D.C.'s operating results, and market conditions, could have a significant impact on the future price of the Common Stock. P.D.C.'s stock is currently traded on the OTC
Bulletin Board. See Item 5. "Market Price of Securities and Related Shareholder Matters".


POTENTIAL  IMPACT  OF  RISING  COST  OF  RAW  MATERIALS  AND  LABOR
-------------------------------------------------------------------

     The cost of raw materials from which our products are manufactured is subject to abrupt and significant change. In recent years the price of such material has generally been increasing. Significant further increases in the cost of such materials could dramatically increase the pricing of our products and adversely affect future revenues and profitability of such products. Should mass production of current and new lines of products may require outsourcing to foreign manufacturers under the assumption that foreign labor may be less expensive. However, such outsourcing may lead to the risk of rising cost of the products in case of unforeseen surges of costs of labor on respective foreign markets.

POTENTIAL ADVERSE IMPACT OF ENVIRONMENTAL CONCERNS UPON THE FUTURE MARKETABILITY
--------------------------------------------------------------------------------
OF  SOME  OF  OUR  PRODUCTS
---------------------------

     At present, some of our present line of products relate to the healthcare industry are manufactured with the use of materials that are comprised of non-biodegradable plastic fibers.

     In recent years, concern has grown over the effects of such products on the environment due to the country's growing solid waste disposal "crisis," the declining landfill capacity in major metropolitan areas able to handle such products, and the much publicized hazards of "medical wastes." Although the degree to which such products are responsible for the country's waste disposal related problems is the subject of serious debate at the present time, should it become the consensus that the cost and problems of disposal of such products outweighs their benefits, such a development could have a materially adverse impact upon our operating results.


POTENTIAL  IMPACT  OF FDA AND GOVERNMENTAL REGULATION ON NEW PRODUCT DEVELOPMENT
--------------------------------------------------------------------------------
FOR  THE  HEALTH  CARE  INDUSTRY
--------------------------------

     The Sterile Pro 2000 and other proposed products are regulated as medical devices by the Federal Food and Drug Administration (the "FDA") pursuant to the Federal Food, Drug and Cosmetic Act (the "Cosmetic Act") and are or may be subject to regulation by other federal and state governmental agencies.

     The FDA has comprehensive authority to regulate the development, production, distribution and promotion of medical devices. Furthermore, certain states impose additional requirements on the distribution of medical devices. The cost of complying with present and future regulations may be significant. In addition, the regulatory approval process and attendant costs may delay or prevent the marketing of products developed by P.D.C. in the future. The Mandatory Device Reporting ("MDR") regulation obligates us to provide information to the FDA on injuries alleged to have been associated with the use of a product or certain product failures that could cause injury. If the FDA believes that we are not in compliance with the law, it can institute proceedings to detain or seize products, enjoin future violations, or assess civil and/or criminal penalties against P.D.C. and our officers or employees. Any such action by the FDA could result in a disruption of our operations for an undetermined time.


COMPETITION
-----------

     The industries to which we plan to introduce our current and future lines of products, such as for example, hospital supply and medical products business are intensely competitive ones. At present, we estimate that there are over 50 companies whose products will compete with P.D.C.'s. Many of our competitors have far greater financial resources, larger staff's, and more established market recognition in both the domestic and international markets than P.D.C.


POTENTIAL  IMPACT  OF  COST  CONTAINMENT  POLICIES  AND  VOLUME  BUYING  THROUGH
--------------------------------------------------------------------------------
PURCHASING  CONSORTIUMS  IN  THE  HEALTHCARE  INDUSTRY
------------------------------------------------------

     The healthcare market accounts for most of the demand for Sterile Pro 2000, our premier product, with hospitals accounting for approximately two-thirds of the potential demand for such a product. The health care industry has been typified in recent years by strict cost containment measures imposed by federal and state governments, private insurers and other "third party" payors of medical costs.

     In response to these pressures, virtually all segments of the health care market have become extremely cost sensitive, and, in many cases, hospitals and other health care providers have become affiliated with purchasing consortiums who are charged with obtaining large quantities of needed products at the lowest possible cost. These factors, in combination, have had an adverse impact upon smaller suppliers and manufacturers, such as P.D.C., who either are unable to supply the large quantities sought by these purchasing consortiums or who are unable to respond to the need for lower product pricing. We believe that we will be able to meet the demand for large quantity orders. Further, our Management believes that the dramatic increased demand for safety-oriented products, such as the Sterile Pro 2000, will also serve to offset these factors. However, there can be no assurance that we will be able to overcome the negative impact of these conditions in the healthcare marketplace.


DEPENDENCE  ON  PATENT  LICENSED  BY  FOUNDER
---------------------------------------------

     P.D.C. owns the rights, pursuant to an exclusive patent licensing agreement, for the use of the patent and pending patents for the Sterile Pro 2000, the Pocket Pitch Dial Level, the Pocket Level, the 18" Dial Level, the 18" Standard Level, the Squaring Level, the Perfect Seal and the Flush Mizer. The patent and pending patent rights are owned by the estate of David Sowers, our former Chief Executive Officer. In the event that P.D.C. breaches the patent licensing agreement, P.D.C. could lose the licensing rights to these patents. The loss of the patent license would have a material adverse effect on P.D.C. and its continued operations. See Item 1. "Business-Patent Licensing Agreement".


UNCERTAIN  ABILITY TO PROTECT PATENTS AND PROPRIETARY TECHNOLOGY AND INFORMATION
--------------------------------------------------------------------------------

     P.D.C.'s ability to compete effectively in the medical products industry will depend on its success in protecting its proprietary technology, both in the United States and abroad. The patent positions of medical products companies generally involve complex legal and factual questions. P.D.C. intends to file for additional patents on products for which it feels the cost of obtaining a patent is economically reasonable in relation to the expected protection obtained. There can be no assurances that any patent that P.D.C. applies for will be issued, or that any patents issued will not be challenged, invalidated, or circumvented, or that the rights granted there under will provide any competitive advantage. P.D.C. could incur substantial costs in defending any patent infringement suits or in asserting any patent rights, including those granted by third parties, the expenditure of which P.D.C. might not be able to afford.

     There can be no assurances that P.D.C. will be able to protect its rights to its non-patented trade secrets and know-how effectively. Moreover, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to P.D.C.'s trade secrets and know-how. In addition, P.D.C. may be required to obtain licenses to patents or other proprietary rights from third parties.
There can be no assurance that any licenses required under any patents or proprietary rights would be made available on acceptable terms, if at all. If P.D.C. does not obtain required licenses, it could encounter delays in product development or find that the development, manufacture, or sale of products requiring such licenses could be foreclosed.

DEPENDENCE  ON  MARKET  ACCEPTANCE
----------------------------------

     There can be no assurance that physicians or the medical community in general will accept and utilize the Sterile Pro 2000, or any other products developed by P.D.C. The extent that, and rate of which, the Sterile Pro 2000 achieves market acceptance and penetration will depend on many variables including, but not limited to, the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of the Sterile Pro 2000, and the advantage of the Sterile Pro 2000 over existing technology, and P.D.C.'s manufacturing, quality control, marketing and sales efforts. There can be no assurance that the medical community will accept
P.D.C.'s unique technology. Similar risks will confront any other medical related products developed by P.D.C. in the future. Failure of P.D.C.'s products to gain market acceptance would have a material adverse effect on P.D.C.'s business, financial condition, and results of operations. See Item 1. "Business".


LIMITED  MARKETING  AND  SALES  CAPABILITY
------------------------------------------

     P.D.C. has limited internal marketing and sales resources and personnel. In order to market any products it may develop, P.D.C. will have to develop a marketing and sales force with technical expertise and distribution capability. There can be no assurance that P.D.C. will be able to establish sales and distribution capabilities or that P.D.C. will be successful in gaining market acceptance for any products it may develop. There can be no assurance that P.D.C. will be able to recruit and retain skilled sales, marketing, service or support personnel, that agreements with distributors will be available on terms commercially reasonable to P.D.C., or at all, or that P.D.C.'s marketing and sales efforts will be successful. Failure to successfully establish a marketing and sales organization, whether directly or through third parties, would have a material adverse effect on P.D.C.'s business, financial condition, cash flows, and results of operations.

     To the extent that P.D.C. arranges with third parties to market its products, the success of such products may depend on the efforts of such third parties. There can be no assurance that any of P.D.C.'s proposed marketing schedules or plans can or will be met. No sales have been made to date.


ADDITIONAL  SALES OF UNREGISTERED SECURITIES; POSSIBLE ABSENCE OF LIMITATIONS ON
--------------------------------------------------------------------------------
CONVERSION
----------

     P.D.C. has had to rely on the private placement of Common Stock and Convertible Debentures to obtain working capital and will continue to do so in the future. In deciding to issue the Debentures pursuant to the private placements, P.D.C. took into account the number of common shares authorized and outstanding, the market price of the Common Stock at the time of each Debenture sale and the number of common shares the Debenture would have been convertible into at the time of the sale. At the time of each private placement there were enough shares, based on the price of P.D.C.'s Common Stock at the time of the sale of the Debenture to satisfy the Debenture conversion requirements.
Although P.D.C.'s Board of Directors tried to negotiate a floor on the conversion price of each Debentures prior to sale, it was unable to do so. In order to obtain working capital P.D.C. will continue to seek capital through debt or equity financing which may include the issuance of Convertible Debentures. P.D.C. will endeavor to negotiate the best transaction possible taking into account the impact on its shareholders, dilution, loss of voting power and the possibility of a change of control. However, in order to satisfy its working capital needs, P.D.C. may be forced to issue convertible securities with no limitations on conversion.

     In the event that P.D.C. issues convertible debentures without a limit on the number of shares that can be issued upon conversion and the price of P.D.C.'s Common Stock decreases, the percentage of shares outstanding that will be held by such holders upon conversion will increase accordingly. The lower the market price the greater the number of shares to be issued to such holders, upon conversion, thus increasing the potential profits to the holder when the price per share increases and the holder sells the Common Shares. The debenture holder's potential for increased share issuance and profit, including profits derived from shorting P.D.C.'s Common Stock, in addition to a stock overhang of an undeterminable amount, may depress the price of P.D.C.'s Common Stock.


CONTROL  BY  EXECUTIVE  OFFICERS  AND  DIRECTORS/POSSIBLE  CHANGE  OF  CONTROL
------------------------------------------------------------------------------

     Management of P.D.C. beneficially owns 59.3% of the outstanding Common Stock of P.D.C. assuming no exercise of outstanding convertible debentures. Since P.D.C. does not have cumulative voting, and since, in all likelihood the officers will be voting as a block and will be able to obtain proxies of other shareholders, Management will continue to remain in a position to elect all of P.D.C.'s directors and control policies and operations of P.D.C. See Item 9. Directors, Executive Officers, Promoters and Control Persons; and Compliance With Section 16(a) of the Exchange Act.


POSSIBLE  CONFLICT  OF  INTEREST
--------------------------------

     Sandra Sowers and Vernon Leroy Sowers hold a majority of the seats on P.D.C.'s Board of Directors (the "Board"). Consequently, they are in a position to control their own compensation and to approve affiliated transactions, if any. In June 2000, P.D.C. finalized an exclusive Patent License Agreement with David Sowers, P.D.C.'s former Chief Executive Officer. The Board's policy is to obtain unanimous consent for affiliated transaction and compensation issues. Although P.D.C.'s Board intends to act fairly and in full compliance with their fiduciary obligations, there can be no assurance that P.D.C. will not, as a result of the conflict of interest described above, possibly enter into arrangements under terms less favorable than it could have obtained had it been dealing with unrelated persons. See Item 12. "Certain Relationships and Related Transactions".

LIMITED  MANUFACTURING  HISTORY
-------------------------------

     P.D.C. will have to expand its manufacturing and assembly capabilities and contract for the manufacture of the Sterile Pro 2000 components in the volumes that will be necessary for P.D.C. to achieve significant commercial sales in the event it obtains regulatory approval to market the Sterile Pro 2000 in the United States. P.D.C. has limited experience in the manufacture of the Sterile Pro 2000 for commercial purposes. Should P.D.C. manufacture the Sterile Pro 2000, P.D.C.'s manufacturing facilities would be subject to the full range of the current Quality System Regulation ("QSR") (formerly the Good Manufacturing Practices (GMP) regulation) and similar risks of delay or difficulty in manufacturing, and P.D.C. would require substantial additional capital to establish such manufacturing facilities. In addition, there can be no assurance that P.D.C. would be able to manufacture any such products successfully or cost-effectively.


DEPENDENCE  ON  THIRD  PARTIES
------------------------------

     P.D.C. has used certain third parties to manufacture and deliver the components of the Sterile Pro 2000 and intends to continue to use third parties to manufacture and deliver such components and any other products, which P.D.C. may seek to develop. Such third parties must adhere to the QSR enforced by the FDA through its facilities inspection program and such third parties' facilities must pass a plant inspection before the FDA will grant pre-market approval of P.D.C.'s products. There can be no assurance that the third-party manufacturers on which P.D.C. depends for the manufacture of the Sterile Pro 2000 components will be in compliance with the QSR at the time of the pre-approval inspection or will maintain such compliance. Such failure could significantly delay FDA approval and such delay would have a material adverse effect on P.D.C.'s business, financial condition, cash flows, and results of operations.

     The qualification of additional or replacement suppliers for certain components of the Sterile Pro 2000 device or services is a lengthy process. If P.D.C. encounters delays or difficulties with its third-party suppliers in producing, packaging, or distributing components of the Sterile Pro 2000, market introduction and subsequent sales would be adversely affected. P.D.C. also may have to rely on alternative sources of supply. In such case, there can be no assurance that P.D.C. will be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. If P.D.C. is unable to obtain or retain qualified third-party manufacturers on commercially acceptable terms, it may not be able to commercialize its products as planned. P.D.C.'s dependence upon third parties for the manufacture of the Sterile Pro 2000 components may adversely affect P.D.C.'s profit margins and its ability to develop and deliver its products on a timely and competitive basis.


LACK  OF  CASH  DIVIDENDS
-------------------------

     P.D.C. has not paid any cash dividends on its Common Stock and does not intend to pay cash dividends in the foreseeable future

ITEM  7.  FINANCIAL  STATEMENTS


     Index  to  Financial  Statements


                                                  Page
     Report of Independent Certified Accountants  F-1

     Financial Statements

          Balance Sheet                           F-3

          Statement of Operations                 F-4

          Statement of Stockholders' Equity       F-5

          Statement of Cash Flows                 F-7

          Notes to Financial Statement            F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The  Board  of  Directors  and  Stockholders
P.D.C.  Innovative  Industries,  Inc.


We have audited the accompanying balance sheet of P.D.C. Innovative Industries, Inc. (a Development Stage Company) as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000 and for the period September 7, 1994 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of P.D.C. Innovative Industries, Inc. as of December 31, 1999 were audited by other auditors whose report, dated February 25, 2000, expressed an unqualified opinion on these statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of P.D.C. Innovative Industries, Inc. (a Development Stage Company), as of December 31, 2000 and the results of its operations and its cash flows for the year ended December 31, 2000 and for the period September 7, 1994 (date of inception) to December 31, 2000 in conformity with generally accepted accounting principles.

The Company is in the development stage as of December 31, 2000 and to date has had no significant operations. Recovery of the Company's assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



      /s/
Margolies,  Fink  and  Wichrowski

Certified  Public  Accountants
Pompano  Beach,  Florida
February  23,  2001

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                DECEMBER 31, 2000


                                     ASSETS

Current assets:
  Cash and cash equivalents                                      $   143,367
  Inventory                                                          310,943
                                                                 ------------

     Total current assets                                            454,310
                                                                 ------------

  Property and equipment, net                                      1,118,897
  Other assets                                                       546,884
                                                                 ------------

                                                                 $ 2,120,091
                                                                 ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $    15,011
  Accrued expenses                                                   150,704
                                                                 ------------

      Total current liabilities                                      165,715
                                                                 ------------

Convertible debenture                                                639,943
Loans from shareholders                                               45,887
                                                                 ------------

      Total liabilities                                              851,545
                                                                 ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.001 par value; authorized 100,000,000 shares,
     issued 69,813,238 shares                                         69,813
  Additional paid-in capital                                       4,028,138
  Deficit accumulated during the development stage                (2,829,405)
                                                                 ------------

      Total stockholders' equity                                   1,268,546
                                                                 ------------

                                                                 $ 2,120,091
                                                                 ============

               See accompanying notes to the financial statements.

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                             From
                                                                           Inception
                                                                         (September 7,
                                              Year  Ended  December  31,    1994) to
                                              -------------------------   December 31,
                                                  2000         1999          2000
                                              ------------  -----------  ------------
Compensation and related benefits             $   351,937   $  163,480   $   707,680
Advertising and promotion expenses                100,497        2,421       102,918
Selling, general and administrative expenses      119,082       53,365       368,208
Commissions                                         2,800       62,400        65,200
Consulting expenses                               140,810                    140,810
Delivery and freight expenses                       6,579                      6,579
Equipment costs                                     7,136                      7,136
Insurance costs                                    15,653                     15,653
Inventory valuation adjustments                   318,632                    318,632
Materials and tooling                              48,440                     48,440
Outside labor                                       7,088                      7,088
Professional fees                                  79,174       57,931       206,532
Repairs and maintenance                            23,627       20,233        67,106
Supplies                                           22,438                     22,438
Travel and subsistence costs                       28,869       33,302        62,171
Rent expense                                       67,416       13,249       129,261
Telephone and utilities                            16,433        7,702        24,135
Interest expense                                  247,894                    247,894
Loan placement expenses and fees                   73,000                     73,000
Depreciation and amortization                     112,193       10,904       208,524
                                              ------------  -----------  ------------

                                                1,789,698      424,987     2,829,405
                                              ------------  -----------  ------------

     Net loss                                 $(1,789,698)  $ (424,987)  $(2,829,405)
                                              ============  ===========  ============


Net loss per common share:
  Basic
    Net loss per common share                 $      (.05)  $     (.15)  $      (.43)
                                              ============  ===========  ============

    Weighted average number of common shares   38,205,874    2,908,056     6,536,793
                                              ============  ===========  ============

  Diluted
    Net loss per common share                 $      (.05)  $     (.15)  $      (.43)
                                              ============  ===========  ============

    Weighted average number of common shares   38,205,874    2,908,056     6,536,793
                                              ============  ===========  ============

               See accompanying notes to the financial statements.

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                          YEAR ENDED DECEMBER 31, 2000


                                                                          Deficit
                                       Common  Stock                    Accumulated
                                    ---------------------   Additional  During  the
                                    Number  of                Paid-In   Development
                                      Shares      Amount      Capital      Stage         Total
                                    ----------  ----------  ----------  ------------  -----------
Balance, September 7,1994
    (Date of inception)                     -   $       -   $        -  $         -   $        -

Issuance of common stock
   at incorporation                     1,000           1       24,754                    24,755
                                    ----------  ----------  ----------  ------------  -----------

Balance, December 31, 1996              1,000           1       24,754                    24,755

Net loss                                                                    (41,344)     (41,344)
                                    ----------  ----------  ----------  ------------  -----------

Balance, December 31, 1997              1,000           1       24,754      (41,344)     (16,589)

Issuance of common stock,
  restated for reverse stock split    425,702         426    1,841,294                 1,841,720

Net loss                                                                   (573,376)    (573,376)
                                    ----------  ----------  ----------  ------------  -----------

Balance, December 31, 1998            426,702         427    1,866,048     (614,720)   1,251,755

Issuance of common stock
    for services                    3,592,605       3,592      522,545                   526,137

Conversion of convertible
    debentures                        383,993         384       49,616                    50,000

Net loss                                                                    (424,987)   (424,987)
                                    ----------  ----------  ----------  ------------  -----------

Balance, December 31, 1999          4,403,300       4,403    2,438,209   (1,039,707)   1,402,905
                                    ----------  ----------  ----------  ------------  -----------


                                                                                      (CONTINUED)

               See accompanying notes to the financial statements.

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                          YEAR ENDED DECEMBER 31, 2000

                                                                           Deficit
                                        Common  Stock                    Accumulated
                                 -------------------------   Additional  During  the
                                  Number of                    Paid-In   Development
                                    Shares       Amount        Capital      Stage        Total
                                 -----------  -------------  ----------  ------------  -----------
Balance, December 31, 1999        4,403,300          4,403    2,438,209   (1,039,707)   1,402,905
                                 -----------  -------------  ----------  ------------  -----------

Common stock issued in mergers   36,956,000         36,956                                 36,956

Issuance of common stock
    for services                  2,715,000          2,715      175,150                   177,865

Common stock issued in exchange
    for licensing agreement      12,000,000         12,000      538,000                   550,000

Conversion of convertible
    debentures                   13,488,938         13,489      866,779                   880,268

Common stock sold                   250,000            250       10,000                    10,250

Net loss                                                                  (1,789,698)  (1,789,698)
                                 -----------  -------------  ----------  ------------  -----------

Balance, December 31, 2000       69,813,238   $     69,813   $4,028,138  $(2,829,405)  $1,268,546
                                 ===========  =============  ==========  ============  ===========

               See accompanying notes to the financial statements.

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS


                                                                                From
                                                                              Inception
                                                                            (September 7,
                                                  Year Ended  December  31,    1994)  to
                                                  -------------------------  December 31,
                                                      2000         1999          2000
                                                  ------------  -----------  ------------
Net loss                                          $(1,789,698)  $ (442,987)  $(2,829,405)
                                                  ------------  -----------  ------------
Adjustments to reconcile net loss to net cash
 used for operating activities:
    Depreciation and amortization                     112,193       10,904       208,524
    Noncash compensation and consulting expenses      353,632      179,433       568,701
    (Increase) decrease in inventory                  351,218     (579,668)     (310,943)
    (Increase) decrease in other assets                58,530      (58,500)      (15,575)
    Increase (decrease) in accounts payable and
      accrued expenses                                165,644       (5,828)      165,715
                                                  ------------  -----------  ------------

      Total adjustments                             1,041,217     (453,659)      616,422
                                                  ------------  -----------  ------------

      Net cash used for operating activities         (748,481)    (896,646)   (2,212,983)
                                                  ------------  -----------  ------------

Cash flows from investing activities:
    Capital expenditures                              (48,339)     (58,361)   (1,343,549)
                                                  ------------  -----------  ------------

      Net cash used for investing activities          (48,339)     (58,361)   (1,343,549)
                                                  ------------  -----------  ------------

Cash flows from financing activities:
    Proceeds from convertible debenture               771,400      480,000     1,251,400
    Proceeds from loan payable, net                    45,000       50,887        45,887
    Net proceeds from issuance of common stock         10,000      526,137     2,402,612
                                                  ------------  -----------  ------------

      Net cash provided by financing activities       826,400    1,057,024     3,699,899
                                                  ------------  -----------  ------------

Net increase in cash and cash equivalents              29,580      102,017       143,367

Cash and cash equivalents at beginning of period      113,787       11,770           -0-
                                                  ------------  -----------  ------------

Cash and cash equivalents at end of period        $   143,367   $  113,787   $   143,367
                                                  ============  ===========  ============


Supplemental disclosures of noncash
  investing and financing activities:

Issuance of common stock and options
  in exchange for services                        $   177,250   $  179,433   $   465,683
                                                  ============  ===========  ============

Issuance of common stock in exchange for
  patent licensing agreement                      $   550,000   $        -   $   550,000
                                                  ============  ===========  ============


                                                                              (CONTINUED)

               See accompanying notes to the financial statements.

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


(1)  BACKGROUND

The Company, ("P.D.C. Innovative Industries, Inc.") was organized in the state of Nevada on September 7, 1994. On January 22, 1998, a merger was effected between Kenneth C. Garcia, Inc. and the Company. On July 6, 2000, the Company merged with Sterile-Pro, Inc., forming the current operating divisions of the Company.

The Company is currently in the development stage and are in the process of raising additional capital. There is no assurance that once the development of the Sterile Pro 2000 device is completed and finally gains Federal Drug Administration marketing clearance, and the sales of the TriLevel Family, a series of innovative levels for construction workers, finally commences, that the Company will achieve a profitable level of operations.


(2)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     (a)  Basis  of  Presentation

     The financial statements of the Company are presented as if the Company will continue as a going concern. No adjustments have been made to the values of the assets or liabilities of the Company as of December 31, 2000.

     (b)  Use  of  estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (c)  Cash  and  cash  equivalents

     Holdings of highly liquid investments with original maturities of three months or less and investment in money market funds are considered to be cash equivalents by the Company.

     (d)  Inventory

     Inventory, consisting principally of raw materials, work-in-process and finished goods, are carried at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.


                                                                     (CONTINUED)

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(2)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     (e)  Property  and  equipment

     Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using straight-line methods over the estimated useful lives of the related assets.

     (f)  Net  loss  per  share

     In 1998, the Company adopted SFAS No. 128, ("Earnings Per Share"), which requires the reporting of both basic and diluted earnings per share. Basic net loss per share is determined by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock, as long as the effect of their inclusion is not anti-dilutive.

     (g)  Patent  license  agreement

     The patent license agreement will be amortized over the seventeen year life of the patent.

     (h)  Stock-based  compensation

     The Company adopted Statement of Financial Accounting Standards No. 123. "Accounting for Stock-Based Compensation" ("SFAS 123"), in fiscal 1997. As permitted by SFAS 123, the Company will continue to measure compensation costs in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but provide pro forma disclosures of net loss and loss per share as if the fair value method (as defined in SFAS 123) had been applied beginning in fiscal 1997. The Company had no stock options issued through December 31, 2000, therefore no additional disclosure is required.

     (i)  Discount  on  convertible  debt

     The discount which arises as a result of the allocation of proceeds to the beneficial conversion feature upon the issuance of the convertible debt increases the effective interest rate of the convertible debt and will be reflected as a charge to interest expense. The amortization period will be from the date of the convertible debt to the date the debt first becomes convertible.


                                                                     (CONTINUED)

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(2)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     (j)  Long-lived  assets

     Effective January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). This statement requires companies to write down to estimated fair value long-lived assets that are impaired. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In performing the review of recoverability the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized. The Company has determined that no impairment losses need to be recognized through the fiscal year ended December 31, 2000.

     (k)  Income  taxes

     Effective January 1, 1997, the Company adopted the method of accounting for income taxes pursuant to the Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires an asset and liability approach for financial accounting and reporting for income taxes. Under SFAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the year that includes the enactment date.

     (l)  Comprehensive  income

     SFAS 130, "Reporting Comprehensive Income", requires a full set of general purpose financial statements to be expanded to include the reporting of "comprehensive income". Comprehensive income is comprised of two components, net income and other comprehensive income. For the period from September 7, 1994 (date of inception) to December 31, 2000, the Company had no items qualifying as other comprehensive income.

     (m)  Reclassifications

     Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation.


                                                                     (CONTINUED)

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(3)  MERGER

On July 6, 2000, the Company merged with Sterile-Pro, Inc., with the Company being the survivor. The merger was accomplished through the issuance of
33,000,000 shares of the Company's common stock. Sterile-Pro was a Florida corporation whose principal asset was the right to develop and market a device know as the Sterile Pro 2000, pursuant to the licensing agreement signed on June 8, 2000. (See Notes 7 and 12)


(4)  GOING  CONCERN

The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. The Company has yet to generate an internal cash flow, and until the sales of its product begins, the Company is totally dependent upon the debt and equity funding.

As a result of these factors, there exists substantial doubt about the Company's ability to continue as a going concern. However, management of the Company is continually negotiating with various outside entities for additional funding necessary to complete FDA marketing clearance. To date, management has been able to raise the necessary capital to reach this stage of product development and has been able to fund any capital requirements. However, there is no assurance that once the development of the Sterile Pro 2000 device is completed and finally gains Federal Drug Administration marketing clearance, that the Company will achieve a profitable level of operations.


(5)  INVENTORY

Inventory  consisted  of  the  following  as  of  December  31,  2000:

             Raw materials                 $ 85,000
             Work-in process                 65,000
             Finished goods                 160,943
                                           --------

                                           $310,943
                                           ========

The inventory of finished goods was written down $318,632 during the year ended December 31, 2000 to its net realizable value, with the values being based upon the initial sales pricing projections of the Company.

                                                                     (CONTINUED)

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(6)  PROPERTY  AND  EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation, as of December 31, 2000:

                                             Estimated
                                            Useful life
                                            -----------
Furniture and fixtures          $   18,831    5 years
Computers and equipment             13,701    3 years
Manufacturing equipment          1,311,017   15 years
                                -----------

                                 1,343,549
Less: accumulated depreciation    (224,652)
                                -----------

         Totals                 $1,118,897
                                ===========

(7)  OTHER  ASSETS

Other  assets  consist  of  the  following  as  of  December  31,  2000:

   Patent license agreement, net of accumulated
     amortization of $16,176                     $533,824
   Organization costs, net of accumulated
     amortization of $2,515                        10,060
   Other                                            3,000
                                                 --------

      Totals                                     $546,884
                                                 ========

During June 2000, the Company finalized an exclusive Patent License Agreement with its then, chief executive officer. (See Note 15) The officer was the owner of various patents and patents pending, which items will be eventually sold by the Company. Pursuant to the terms of the agreement, the Company was granted the exclusive right to modify, customize, maintain, incorporate, manufacture, sell, and otherwise utilize and practice the Patent, all improvements thereto and all technology related to the process, throughout the world. The license shall apply to any extension or re-issue of the Patent. The term of license is for the life of the Patent and any renewal thereof, subject to termination, under certain conditions. As consideration for the License, the Company issued to the officer 12,000,000 shares of common stock (See Note 12 ). The License agreement has been recorded at the historical cost basis of the chief executive officer, who owned the patents.


                                                                     (CONTINUED)

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(8)  ACCRUED  EXPENSES

Accrued  expenses  consist  of  the  following  as  of  December  31,  2000:

            Accrued interest payable              $144,512
            Payroll taxes payable                    6,192
                                                  --------

                  Total                           $150,704
                                                  ========


(9)  CONVERTIBLE  DEBENTURES

Prior to the merger with the Company, Sterile-Pro, Inc. entered into a Subscription Agreement with the Purchasers of the 8% Series Senior Subordinated Convertible Redeemable Debenture (the 'Debentures") on July 12, 2000. The Purchaser agreed to purchase $1,000,000 of the Company's Debentures at 90% of the face amount. The Debentures were offered subject to the rules promulgated by Rule 504, Regulation D of the Securities and Exchange Commission, and the rules of the state of Colorado Securities Division. The Debentures will mature on July 12, 2002. The Debentures have become an obligation of the Company as a result of the merger.

The holder of the Debenture is entitled, at its option, at any time to convert all or any amount over $10,000 of the principal face amount of this Debenture then outstanding into freely trading stock of the Company without restrictive legend. The conversion price to be equal to 75% of the lowest closing bid price of the common stock as reported for any of the three consecutive trading days immediately preceding the date of receipt by the Company of each notice of conversion. As a result, the Company recorded a premium discount at issuance on the convertible debentures in the aggregate amount of $231,010. This amount will be included in the cost of the common shares during the amortization period, which began when the shares were initially converted during the year ended December 31, 2000. Accordingly, $103,382 was included to the cost of the shares converted as additional paid-in capital. No fractional shares will be issued on conversion, but the number of share issuable shall be rounded to the nearest whole share.

During the year ended December 31, 2000, the Company issued a total of 13,488,938 shares of its common stock in conversion of $880,268 of convertible debentures. Approximately $492,400, or 7,095,821 shares, were converted from the convertible debentures issued during the prior fiscal year. As of December 31, 2000, accrued interest on the remaining $639,943 of Debentures amounted to $16,884. (See Note 15)


                                                                     (CONTINUED)

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(10)  LEASES

The Company leases its office and warehouse space under an operating lease expiring in August 2005. Minimum future lease payments under the non-cancelable operating lease having a remaining term in excess of one year as of December 31, 2000 are as follows:

            Year ending December 31,              Amount
            ------------------------             --------

                       2002                      $ 63,600
                       2003                        63,600
                       2004                        63,600
                       2005                        42,400
                                                 --------

            Total minimum future lease payments  $233,200
                                                 ========

(11)  INCOME  TAXES

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses. The Company has unused tax loss carryforwards of approximately $2,555,000 to offset future taxable income. Such carryforwards expire in years beginning 2017. The deferred tax asset recorded by the Company as a result of these tax loss carryforwards is approximately $869,000 at December 31, 2000. The Company has reduced the deferred tax asset resulting from its tax loss carryforwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. The net change in the deferred tax asset and valuation allowance from January 1, 2000 to December 31, 2000 was an increase of approximately $515,000.


(12)  COMMON  STOCK

On January 1, 1999, at a special meeting of shareholders of the Company, a forty to one reverse stock split was approved reducing the number of issued and outstanding shares of common stock from 13,568,098 shares to 426,702 shares.

During the years ended December 31, 1997 and 1998, a total of 426,702 shares of common stock were issued for cash and other consideration, after giving effect to the reverse stock split.

The Company issued 2,000,000 shares of common stock to Sterile-Pro, Inc. on April 5, 1999 as consideration for the Company to complete the development of the Sterile Pro 2000 device. In addition, during the year ended December 31, 1999, a total of 300,000 shares of stock were issued to Prime Management, a total of 1,292,605 shares were issued to unrelated third parties, and 383,993 shares were issued upon the conversion of $50,000 of convertible debentures.


                                                                     (CONTINUED)

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(12)  COMMON  STOCK  (CONTINUED)

During the year ended December 31, 2000, the Company issued a total of 65,409,938 shares ($1,508,207) of its common stock. The conversion of the Company's convertible debentures, accounted for the issuance of 13,488,938 shares ($880,268). The remaining 47,350,000 shares were issued as follows:

     1. Services rendered by independent consultants in exchange for 2,715,000 shares. Consulting and promotion expenses of $177,865 was charged as the fair market value of the stock on the date of issuance approximated $.07 per share.

     2. The Company sold 250,000 shares on September 29, 2000 in a Regulation D offering at $.041 per share, and received cash proceeds of $10,250.

     3. On June 8, 2000, the Company issued to its chief executive officer 12,000,000 shares ($1,440,000) as consideration for an exclusive Patent License Agreement (see Note 7). The market value of the stock on this date was $.12 per share. The excess of the fair market value of the common stock over the historical cost basis of the patent license was recorded as a distribution to the shareholder; recorded as a reduction to additional paid-in capital of $890,000.

     4. On July 6, 2000, the Company merged with Sterile-Pro, Inc., with the Company being the survivor. The merger was accomplished through the issuance of 33,000,000 shares of the Company's common stock.

     5. The remaining 3,956,000 shares were issued during March 2000 as a result of the Company merging with MAS XIV Acquisition Corp., a reporting entity.


(13)  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximated their fair values due to the short maturity of these instruments. The fair value of the Company's debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At December 31, 2000, the aggregate fair value of the Company's debt obligations approximated its carrying value.


(14)  COMMITMENTS  AND  CONTINGENCIES

On September 9, 1999, a lawsuit was filed against the Company and its CEO alleging breach of contract, specific performance and rescission of contract. The Company has filed a counter-claim in this matter, and at the present time, management is unable to predict if the outcome of the lawsuit. However, it appears reasonable, that it would not have a material financial effect on the Company at this time.


                                                                     (CONTINUED)

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(15)  SUBSEQUENT  EVENTS

During January 2001, the Company received notices of conversion for an additional $80,500 (4,453,306 shares). Due to the low price of the Company's common stock and other matters presently being investigated by the Company, the conversion of the debentures was not honored.

In January 2001, the Company declared and paid a 5% stock dividend on its common stock to its shareholders of record on January 12, 2001. The officers and directors of the Company declined the dividend. Approximately 1,216,000 shares of common stock will be issued as a result of the dividend.

In January 2001 the Company entered into a Medical Device Prototype manufacturing Agreement with Biopass Medical Systems to provide the final design, five prototypes, manual and operating instruction for the Sterile-Pro 2000. Biopass has signed a contract with the Company to complete five prototype designs and the necessary documentation. As of the date of these financial statements the prototypes have been completed, and the documentation is expected to be completed no later than the end of April 2001. The contract calls for an initial payment of $6,500, a payment of $6,200 after all prototypes are built, and a final payment of after acceptance by the FDA of the submitted prototype(s). This includes a fully functional circuit board and other updated redesigns.

In February 2001, the Company entered into a Marketing Agreement with an unrelated company, Clearlake Financial Corp.("Clearlake") to perform market feasibility studies to define the initial target market for the Sterile Pro 2000. In addition, Clearlake and its President intend to market the medical device to the already existing customers of Clearlake.

In March 2001, the Company entered into a Consulting Agreement with Devices & Diagnostic Consulting Group, Inc. As part of their engagement they will:

     - Provide guidance for, and assist with, preparation of regulatory documents for submission to the FDA and foreign health agencies.
     - Assist in the design, conduct, analysis, and reporting of results from medical device clinical studies
     - Communicate with the FDA and foreign regulatory agencies and governments.
     -    Assist  in  securing  International  product  registrations.
     - Assist in the development and maintenance of an EN46000/QR compliant quality system.
     - Provide appropriate referral of individuals deemed beneficial to meet the above objectives
     -    Be  available  for  consultation  with  our  employees.

Devices & Diagnostic Consulting Group, Inc. will provide these services on an as needed basis at a rate of $225 per hour.

On March 6, 2001, the chief executive officer and founder of the Company passed away. His son, the former vice-president of the Company, was appointed the new chief executive officer.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On June 1, 2000, the Board of Directors of P.D.C. Innovative Industries, Inc. terminated the accounting firm of Franklin & Nicholls CPA's L.L.C. as P.D.C.'s Independent Certified Public Accountants citing Franklin & Nicholls inability to complete P.D.C.'s financial reporting obligations in a timely manner.

     P.D.C.'s report on its financial statements for the past two years ending December 31, 1999 and 1998 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     During the P.D.C.'s two most recent fiscal years, and the interim period preceding the date of termination, there were no disagreements with Franklin & Nicholls CPA's L.L.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreement(s), if not resolved to the satisfaction of Franklin & Nicholls CPA's L.L.C., would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

     During P.D.C.'s two most recent fiscal years and the interim period preceding Franklin & Nicholls CPA's L.L.C. termination, Franklin & Nicholls CPA's L.L.C. did not:
               --------

     - Advise P.D.C. that the internal controls necessary for the registrant to develop reliable financial statements did not exist;

     - Advised P.D.C. that information has come to the accountant's attention that has led it to no longer be able to rely on management's representations, or that has made it unwilling to be associated with the financial statements prepared by management;

     - Advise P.D.C. of the need to expand significantly the scope of its audit, or that information has come to the accountant's attention, that if further investigated may:

          o Materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements; or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements), or

          o Cause it to be unwilling to rely on management's representations or be associated with the registrant's financial statements, and

          o Require Franklin & Nicholls CPA's L.L.C. to expand the scope of its audit or conduct such further investigation.

     During P.D.C.'s two most recent fiscal years, and the interim period preceding Franklin & Nicholls CPA's L.L.C. termination, Franklin & Nicholls CPA's L.L.C. did not advise P.D.C. that information has come its attention that it has concluded materially impacts the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to Franklin & Nicholls CPA's L.L.C. satisfaction, would prevent it from rendering an unqualified audit report on those financial statements).

     During P.D.C's two most recent fiscal years, Franklin & Nicholls CPA's L.L.C.'s report on the financial statements did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle.

     On June 16, 2000, P.D.C. engaged the accounting firm of Margolies, Fink & Wichrowski C.P.A. as its Independent Certified Public Accountants. During P.D.C.'s two most recent fiscal years and the interim period preceding the engagement of Margolies, Fink & Wichrowski C.P.A., P.D.C. did not consult with Margolies, Fink & Wichrowski C.P.A. on any matters.



                                    PART III


ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS,  AND  CONTROL  PERSONS;
          COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

     The following table sets forth the names and ages of the current directors and officers of P.D.C. and the principal offices and positions with P.D.C. held by each person:

Name                                    Age    Term           Position
--------------------------------------  ---  ---------  ---------------------

Vernon Leroy Sowers                      38  2000-2001  Chief Executive
                                                        Officer and Director
Sandra Sowers                            60  2000-2001  President, Secretary,
                                                        Treasurer, and
                                                        Director
Harold Harris                            70  2000-2001  Director

     Our Directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers serve at the discretion of the board. There are no agreements with respect to the election of directors. P.D.C. has not compensated its directors for service on the Board of Directors or any committee thereof, but directors are reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. There are, at present, two vacancies on the Board of Directors.

     On March 6, 2001, David Sowers, our Founder, Chief Executive Office, and Director passed away. Mr. Sowers had been treated in recent months for heart disease. He will be missed by P.D.C., and its employees. David Sowers served as Chief Executive Officer and Director of P.D.C. since its formation.

     Sandra Sowers may be deemed a "parent" and "organizer "of P.D.C. as those terms are defined in the Rules and Regulations promulgated under the Securities Act of 1933. Sandra Sowers is the widow of David Sowers and the mother of Vernon Leroy Sowers. There are no other family relationships between officers and directors.

VERNON  LEROY  SOWERS,  CHIEF  EXECUTIVE  OFFICER  AND  DIRECTOR
----------------------------------------------------------------

     Mr. Sowers was appointed Chief Executive Officer of P.D.C. in March 2001. From September 1994 to March 2001, he served as P.D.C.'s Executive Vice President, and supervised P.D.C.'s Sales Force & Manufacturing Plant. Prior to September 1994, Mr. Sowers held the position of Senior Sales Executive with BSD Enterprises, Inc. BSD manufactured a product that was used to wash paint excess from all types of industrial paint guns. This product washed and cleaned paint guns automatically and met the requirements of the EPA and OSHA.

SANDRA  SOWERS,  PRESIDENT,  SECRETARY,  TREASURER,  AND  DIRECTOR.
-------------------------------------------------------------------

     Mrs. Sowers has served as Secretary, Treasurer, and Director since September 1994, the inception of P.D.C. Prior to September 1994, Mrs. Sowers was President, Secretary Treasurer and a Director of BSD Enterprises, Inc.

HAROLD  HARRIS,  DIRECTOR
-------------------------

     Mr. Harris has served as a Director of P.D.C. since January 1999. Between 1994 and 1996, Mr. Harris was the Vice President of Operations and Administration for WJ Gallagher, a NASD Brokerage firm. From 1992 to 1994, Mr. Harris was the Executive Operations Manager for Reynolds, Kendrick, Stratton, Inc., a NASD Brokerage firm. Mr. Harris received his Bachelor of Arts degree in Statistics from the Colorado University in 1965 and an Associate of Arts degree in Business Administration from the Finance Institute in New York, New York.

     No director, officer, affiliate or promoter of P.D.C. has, within the past five years, filed any bankruptcy petition, been, convicted in or been the subject of any pending criminal proceedings, or has been the subject or any order, judgment, or decree involving the violation of any state or federal securities laws.


BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE
--------------------------------------------

     Section 16(a) of the Exchange Act of 1934 requires that P.D.C.'s officers, directors, and persons who own more than ten percent of a registered class of P.D.C.'s equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than ten percent stockholders are required by SEC regulation to furnish P.D.C. with copies of all Section 16(a) forms they file.

     P.D.C. believes that all filing requirements applicable to its officers, directors have been complied with.


ITEM 10.   EXECUTIVE  COMPENSATION.

     The following table shows the compensation received by our current and past chief executive officers for during the past fiscal year.

Name & Principal
Position                 Year          Salary       Other Annual    Restricted   Securities/Underlying
                         Ended                      Compensation(1) Stock Awards Option/SARs
---------------------  ---------  ----------------  -------------  ------------  ---------------------
David Sowers, CEO       12/31/00  $            -0-  $      10,225  $        -0-  NA
---------------------  ---------  ----------------  -------------  ------------  ---------------------
Sandra Sowers,
President, Secretary,   12/31/00  $        127,400  $         -0-  $        -0-  NA
And Treasurer,
---------------------  ---------  ----------------  -------------  ------------  ---------------------
Vernon L. Sowers,       12/31/00  $         45,936  $       8,082  $     62,500  NA
Former Executive
Vice President
---------------------  ---------  ----------------  -------------  ------------  ---------------------

(1)  Consists  of  annual lease payments for cars provided to Mr. David Sowers and Mr. Leroy Sowers by the Company.

     Mr. Harris, a director of P.D.C., also serves as a consultant to P.D.C. Mr. Harris consults on an as needed basis at the rate of $200 per day. For the fiscal year ended December 31, 2000, P.D.C. compensated Mr. Harris $6,675 for services rendered.


ITEM 11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

     The following table sets forth the beneficial ownership of P.D.C. common stock as of April 11, 2001 as to (a) each person known to us who beneficially owns more than 5% of the outstanding shares of our common stock; (b) each current director and executive officer; and (c) all of our executive officers and directors as a group.

Name and Address            Number of Shares Owned  % of Outstanding
of Beneficial Owner         Beneficially            Shares of Common
--------------------------  ----------------------  Stock
                                                    -----------------
Vernon Leroy Sowers.                     1,011,292               1.3%
3701 N.W. 126th Ave
Bay 5
Coral Springs, FL  33065.

Sandra Sowers                           44,488,708                58%
3701 N.W. 126th Ave
Bay 5
Coral Springs, FL  33065

Harold Harris                                2,500                 *
3701 N.W. 126th Ave
Bay 5
Coral Springs, FL  33065


All officers and directors              45,502,500              59.3%
as a group (3) persons

*Represents  less  than  1%  of  the  outstanding  shares  of  common  stock.


ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     On July 6, 2000, P.D.C. entered into a Plan of Merger with Sterile-Pro, Inc., with P.D.C. being the survivor. Sterile-Pro was a Florida corporation. Prior to the merger Mr. David Sowers, his wife, Sandra, and his son Vernon Leroy, owned 27,010,000 shares of Sterile-Pro common stock. Prior to the merger, they owned an aggregate of 14,500,000 shares of P.D.C.'s Common Stock. After the merger, they owned an aggregate of 45,000,000 shares of P.D.C.'s Common Stock, or 45% of the total number of shares authorized.

     On June 8, 2000, David Sowers and P.D.C. entered into a separate Licensing Agreement pursuant to which P.D.C. will develop, manufacture, and distribute these products, which consist of:

     -    Sterile  Pro  2000
     -    Tri-Level  Family
     -    Perfect  Seal
     -    Flush  Mizer
     -    Mulching  Blade

     In consideration for his grant to P.D.C. of this license, P.D.C. issued 12,000,000 shares of its Common Stock to Mr. Sowers. In addition, Mr. Sowers' estate stands to receive royalties based upon the net selling price of all products and goods in which the Patents are used, before taxes and after deducting the direct cost of the product and commissions or discounts paid.

     In January 2001, P.D.C. declared and paid a 5% stock dividend on its Common Stock to its shareholders of record on January 12, 2001. Our Officers and Directors declined the dividend.

     Mr. Harris, a director of P.D.C., also serves as a consultant to P.D.C. Mr. Harris consults on an as needed basis at the rate of $200 per day. For the fiscal year ended December 31, 2000, P.D.C. compensated Mr. Harris $6,675 for services rendered.

     In April 2000, we issued 500,000 shares to Vernon Leroy Sowers as bonus compensation for his services to P.D.C.

     During 1997, 1998, and 1999, from time to time, Sandra Sowers loaned P.D.C. an aggregate of $45,887. These loans were not evidenced by a note or other security agreement, and bore no interest. In March 2001, we repaid $19,496. The balance of $26,391 remains outstanding.


ITEM 13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a) Exhibits
Exhibit        Description
-------        -----------

               Form 10-SB of the Registrant's Predecessor (MAS Acquisition XIV Corp.), dated October 27, 1999

               Form  10-QSB  of  the Registrant's Predecessor dated February 14,
               2000

               Form  8-K  of  the  Registrant  dated  March  6,  2000

2 Plan of Merger between P.D.C. Innovative Industries, Inc., and Sterile Pro, Inc. (contained in Form 8-K filed July 26, 2000).

2.1. Stock Exchange Agreement between P.D.C. Holdings, Inc. and certain MAS XIV shareholders dated as of March 2, 2000 (contained in Form 8-K filed March 6, 2000).

2.2            Consulting Agreement (contained in Form 8-K filed March 6, 2000).

3.1            Articles  of  Incorporation (contained in Form 8-K filed March
               6,  2000).

3.2            Articles of Amendment (contained in Form 8-K filed March 6,
               2000).

3.3 Articles of Merger by and between Kenneth C. Garcia, Inc., a Nevada corporation and P.D.C. Innovative Industries, Inc., a Florida corporation (contained in Form 8-K filed March 6, 2000).

3.4            Bylaws  (contained  in  Form  8-K  filed  March  6,  2000).

10.1 Exclusive Patents License (contained in the Form 10-QSB for the quarter ended September 30, 2000)

(b)  Reports  on  Form  8-K  in  the  Fourth  quarter of fiscal year 2000:  NONE
                                                                            ----


                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       P.D.C. Innovative Industries, Inc.

Dated: April 12, 2001                       By:  /s/  Vernon  Leroy  Sowers,
                                                      Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                           Date                   Title
----------                           ----                   -----

/s/ Sandra Sowers                    April 12, 2001         Principal Financial
                                                            Officer and Director

/s/  Vernon Leroy Sowers             April 12, 2001         Director