Form 10QSB
period 2001-03-31
P D C INNOVATIVE INDUSTRIES INC
filed 2001-05-15
CIK 1093984

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
[Mark  One]
[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  for  the  quarterly  period  ended:  March  31,  2001
                                                              ----------------

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



     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90  days.  Yes  X     No
                -

     The number of shares outstanding of each of the issuer's classes of equity as of March 31, 2001: 76,743,456 shares of Common Stock, $.001 par value.

                            P.D.C. INNOVATIVE INDUSTRIES, INC.
                               (A DEVELOPMENT STAGE COMPANY)

                                     TABLE OF CONTENTS
                                        FORM 10-QSB

                           FOR THE QUARTER ENDED MARCH 31, 2001


PART  I  FINANCIAL  INFORMATION
Item  1.   Financial  Statements.

           Condensed Balance Sheet (Unaudited) as of March 31, 2001                Page 3

           Condensed  Statements  of  Operations  (Unaudited)  for  the  three
            months  ended March 31, 2001 and 2000                                  Page 4

           Condensed  Statements  of  Cash  Flows  (Unaudited)  for  the  three
            months  ended March 31, 2001 and 2000                                  Page 5

           Notes  to Financial Statements     .                                    Page 6


Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results  of  Operations.                                               Page 7


PART  II.  OTHER  INFORMATION

Item  1.   Legal  Proceedings                                                      Page 13

Item  2.   Changes  in  Securities                                                 Page 14

Item  3.   Defaults  Upon  Senior  Securities                                      Page 14

Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders             Page 14

Item  5.   Other  Information                                                      Page 14

Item  6.   Exhibits  and  Reports  on  Form  8-K.                                  Page 16

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             CONDENSED BALANCE SHEET
                                 MARCH 31, 2001
                                   (UNAUDITED)



                              ASSETS
                              ------

Current  assets:
   Cash                                          $   113,539
   Inventories                                       310,943
                                                 ------------

     Total current assets                            424,482
                                                 ------------

Property and equipment, net                        1,098,871
Patent license agreement, net                        528,735
Other assets                                           7,545
                                                 ------------

                                                 $ 2,059,633
                                                 ============

          LIABILITIES AND STOCKHOLDERS EQUITY
          -----------------------------------

Current Liabilities:
    Accounts payable and accrued expenses        $   165,493
                                                 ------------

     Total current liabilities                       165,493
                                                 ------------

Shareholder loans                                     13,153
Convertible debentures                               639,943
                                                 ------------

     Total liabilities                               818,589
                                                 ------------

Stockholders' equity:
   Common stock                                       76,743
   Additional paid-in capital                      4,220,208
   Deficit accumulated during development stage   (3,055,907)
                                                 ------------

     Total stockholders' equity                    1,241,044
                                                 ------------

                                                 $ 2,059,633
                                                 ============


     The accompanying notes are an integral part of these condensed financial statements.

                             P.D.C. INNOVATIVE INDUSTRIES, INC.
                               (A DEVELOPMENT STAGE COMPANY)

                             CONDENSED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)


                                                      THREE MONTHS ENDED       FROM INCEPTION
                                                           MARCH  31,          TO MARCH 31,
                                                   --------------------------  ------------
                                                       2001          2000          2001
                                                   ------------  ------------  ------------

Operating expenses:
    Salaries and related benefits                  $    90,901   $    48,117   $   798,581
    Professional fees, consulting and commissions       17,467        15,055       430,009
    Advertising and promotion costs                        493                     103,411
    Travel and entertainment                             1,300         6,322        63,471
    General and administrative expenses                 30,023         7,919       413,884
    Inventory valuation adjustments                                                318,632
    Materials, tooling and supplies                     20,189                      91,067
    Equipment maintenance                                1,353           163        68,459
    Rent                                                16,854         3,371       146,115
    Other                                                2,581         4,769        47,519
    Loan placement expenses and fees                                                73,000
    Interest expense, net of interest income            12,238                     260,132
    Depreciation and amortization                       33,103        35,504       241,627
                                                   ------------  ------------  ------------

      Total operating expenses                         226,502       121,220     3,055,907
                                                   ------------  ------------  ------------

Net loss                                           $  (226,502)  $  (121,220)  $(3,055,907)
                                                   ============  ============  ============


Net loss per share information:
   Basic:
      Net loss per share                           $      (.01)  $      (.01)  $      (.34)
                                                   ============  ============  ============

      Weighted average number of common shares      73,150,032    11,967,503     9,036,872
                                                   ============  ============  ============

   Diluted:
      Net loss per share                           $      (.01)  $      (.01)  $      (.34)
                                                   ============  ============  ============

      Weighted average number of common shares      73,150,032    11,967,503     9,036,872
                                                   ============  ============  ============


     The accompanying notes are an integral part of these condensed financial statements.


                              P.D.C. INNOVATIVE INDUSTRIES, INC.
                                 (A DEVELOPMENT STAGE COMPANY)

                              CONDENSED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)


                                                         THREE MONTHS ENDED      FROM INCEPTION
                                                              MARCH 31,           TO MARCH 31,
                                                      --------------------------  ------------
                                                         2001          2000           2001
                                                      ----------  --------------  ------------
Cash flows from operating activities:
  Net loss                                            $(226,502)  $    (121,220)  $(3,055,907)
  Changes in assets and liabilities                      32,882         238,850       649,304
                                                      ----------  --------------  ------------

Net cash used in operating activities                  (193,620)       (117,630)   (2,406,603)
                                                      ----------  --------------  ------------

Cash flows from investing activities:
      Purchase of equipment                              (2,474)         (7,114)   (1,346,023)
                                                      ----------  --------------  ------------

Net cash used in investing activities                    (2,474)         (7,114)   (1,346,023)
                                                      ----------  --------------  ------------

Cash flows from financing activities:
     Proceeds (repayments) from loans and
         convertible debentures                         (32,734)        185,000     1,264,553
     Proceeds from sale of stock                        199,000               -     2,601,612
                                                      ----------  --------------  ------------

Net cash provided by financing activities               166,266         185,000     3,866,165
                                                      ----------  --------------  ------------

Net increase (decrease) in cash and cash equivalents    (29,828)         60,256       113,539

Cash and cash equivalents, beginning of period          143,367         113,787             -
                                                      ----------  --------------  ------------

Cash and cash equivalents, end of period              $ 113,539   $     174,043   $   113,539
                                                      ==========  ==============  ============

Supplemental  disclosures  of  noncash
  investing  and  financing  activities:

     Issuance  of  common  stock  and  options
       in exchange for services                       $       -   $           -   $   465,683
                                                      ==========  ==============  ============

     Issuance  of  common  stock  in  exchange  for
       patent  licensing  agreement                   $       -   $           -   $    550,000
                                                      ==========  ==============  ============


     The accompanying notes are an integral part of these condensed financial statements.

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.  BASIS  OF  PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001


2.  GOING  CONCERN

P.D.C. Innovative Industries, Inc. (P.D.C.) is currently a development stage company and our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt and/or equity financing. P.D.C. has yet to generate and internal cash flow, and until sales of our product begin, we are totally dependent upon debt and equity funding.


3.  INVENTORIES

Inventories are comprised primarily of finished goods, which are available for sale, and are stated at the lower of cost or market, determined on the FIFO method.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS AND EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED AS A RESULT OF THE RISKS AND
UNCERTAINTIES SET FORTH UNDER THE CAPTION "CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS", IN OUR FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     P.D.C. Innovative Industries, Inc. is a developmental stage company, which, since inception, has been engaged in the research and development of various products that it plans on bringing to the marketplace during its fiscal year ending December 31, 2001. It has not yet engaged in any formal marketing or distribution of its products and therefore has had no revenue from its operations.

     We have incurred net losses applicable to common shareholders since inception through March 31, 2001 of approximately $3,056,000. We anticipate that losses from operations will continue for at least the next year, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the commercialization of our products. There can be no assurances that once these products achieve market acceptance, that sufficient revenues will be generated from their sales to allow us to operate profitably.

RESULT  OF  OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

     The Company's operating expenses for the three months ended March 31, 2001, were $226,502, representing an increase of $105,282 for the corresponding period for 2000. The major reasons for the overall increase in costs were a result of increases in salaries and related benefits ($42,784), professional fees and commissions ($2,412), general and administrative expenses ($29,297), materials and tooling ($20,189), rent ($13,483), and interest expense ($12,238). These cost increases are associated with and primarily a result of the Company becoming a reporting company with the Securities and Exchange Commission, and the Company expanding the administrative support in preparation of the sales of their products.


BALANCE  SHEET  DATA

     Our combined cash and cash equivalents totaled $113,539 as of March 31, 2001. This is a decrease of $29,828 from $143,367 for the year ended December 31, 2000. As of March 31, 2001, the working capital of the Company amounted to $258,989.

     We do not expect to generate a positive internal cash flow for at least the next twelve (12) months due to the expected increase in spending for finalizing the FDA approval process on one of our products and the costs associated with commercializing our initial product line.

     Property and Equipment was valued at $1,098,871, net as of March 31, 2001. The overall decrease of $20,026 from the year ended December 31, 2000 is due primarily to depreciation recorded for the quarter.

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

     At our present "burn rate", which is $60,000 per month, we will be able to satisfy our cash requirements until June 2001. Unless we are able to generate significant revenue from sales of product, it will therefore be necessary for us to raise additional capital before that date.


           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

     Statements  in  this  Report on Form 10-QSB under the caption "Management's
Discussion and Analysis of Financial Condition and Results of Operations," as well as in P.D.C.'s press releases or oral statements that may be made by P.D.C. or by officers, directors or employees of P.D.C. acting on P.D.C.'s behalf, that are not historical fact constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of P.D.C. to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Factors that might cause such a difference include, without limitation, the information set forth below. In addition to statements which explicitly describe such risks and uncertainties, statements labeled with the terms "believes", "belief" "expects", "plans" or "anticipates" should be considered uncertain and forward-looking. All cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they may appear.


LIMITED  OPERATING  HISTORY;  CONTINUING  OPERATING  LOSSES
-----------------------------------------------------------

     P.D.C. has a limited history of operations. Since its inception in September 1994, P.D.C. has engaged principally in the development of it products, including the "Sterile Pro 2000", which has not been approved for sale in the United States. Consequently, P.D.C. has little experience in manufacturing, marketing and selling its products. P.D.C. currently has no source of operating revenue and has incurred net operating losses since its inception through March 31, 2001 of approximately $3,056,000. Such losses have resulted principally from costs associated with research and development and from general and administrative costs associated with P.D.C.'s operations. P.D.C. expects operating losses will increase for at least the next twelve months due principally to the anticipated expenses associated with the anticipated commercialization of the Sterile Pro 2000 and other research and development activities. See Item 6. "Management Discussion and Analysis of Financial Condition and Results of Operations".

UNCERTAINTY  OF  FUTURE  PROFITABILITY;  GOING  CONCERN  OPINION  RECEIVED  FROM
--------------------------------------------------------------------------------
INDEPENDENT  AUDITORS
---------------------

     P.D.C.'s ability to achieve profitability will depend in part on its ability to obtain regulatory approvals for its Sterile Pro 2000, develop the capacity to manufacture and market the Sterile Pro 2000 and its other products, either by itself or in collaboration with others and market acceptance of the Sterile Pro 2000. There can be no assurance if and when P.D.C. will receive regulatory approvals for the development and commercial manufacturing and marketing of the Sterile Pro 2000 or achieve profitability. In addition, successful completion of P.D.C.'s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support P.D.C.'s cost structure. Accordingly, the extent of future losses and the time required to achieve profitability are highly uncertain. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations and "Financial Statements".

     P.D.C. has received an opinion from its auditors stating that the fact that P.D.C. has suffered substantial losses and has yet to generate an internal cash flow raises substantial doubt about P.D.C.'s ability to continue as a going concern. This opinion may have an adverse effect on P.D.C.'s ability to raise additional funds. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations and "Financial Statements".

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

     P.D.C. needs additional capital to fund its operations, and is seeking to obtain additional capital through debt or equity financing, or collaborative licensing or other arrangements with strategic partners. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available when needed, or if available, will be available on acceptable terms. Insufficient funds may prevent P.D.C. from implementing its business strategy and will require P.D.C. to further delay, scale back or eliminate certain of its research, product development and marketing programs; and may require P.D.C. to license to third parties rights to commercialize products or technologies that P.D.C. would otherwise seek to develop itself, or to scale back or eliminate its other operations. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements".

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

POSSIBLE  VOLATILITY  OF  STOCK  PRICE
--------------------------------------

     The price of P.D.C.'s Common Stock has fluctuated substantially since it began trading on the OTC Bulletin Board on May 6, 1998. The market price of the shares of the Common Stock is likely to continue to be highly volatile. Factors such as the timing and results of FDA approval for the Sterile Pro 2000, equity or debt funding, developments in patent or other proprietary rights of P.D.C. or its competitors, including litigation, fluctuations in P.D.C.'s operating results, and market conditions, could have a significant impact on the future price of the Common Stock. P.D.C.'s stock is currently traded on the OTC Bulletin Board

POTENTIAL  IMPACT  OF  RISING  COST  OF  RAW  MATERIALS  AND  LABOR
-------------------------------------------------------------------

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

DEPENDENCE  ON  PATENT  LICENSED  BY  FOUNDER
---------------------------------------------

     P.D.C. owns the rights, pursuant to an exclusive patent licensing agreement, for the use of the patent and pending patents for the Sterile Pro 2000, the Pocket Pitch Dial Level, the Pocket Level, the 18" Dial Level, the 18" Standard Level, the Squaring Level, the Perfect Seal and the Flush Mizer. The patent and pending patent rights are owned by the estate of David Sowers, our former Chief Executive Officer. In the event that P.D.C. breaches the patent licensing agreement, P.D.C. could lose the licensing rights to these patents. The loss of the patent license would have a material adverse effect on P.D.C. and its continued operations

UNCERTAIN  ABILITY TO PROTECT PATENTS AND PROPRIETARY TECHNOLOGY AND INFORMATION
--------------------------------------------------------------------------------

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

ADDITIONAL  SALES OF UNREGISTERED SECURITIES; POSSIBLE ABSENCE OF LIMITATIONS ON
--------------------------------------------------------------------------------
CONVERSION
----------

     P.D.C. has had to rely on the private placement of Common Stock and Convertible Debentures to obtain working capital and will continue to do so in the future. In deciding to issue the Debentures pursuant to the private placements, P.D.C. took into account the number of common shares authorized and outstanding, the market price of the Common Stock at the time of each Debenture sale and the number of common shares the Debenture would have been convertible into at the time of the sale. At the time of each private placement there were enough shares, based on the price of P.D.C.'s Common Stock at the time of the sale of the Debenture to satisfy the Debenture conversion requirements.
Although P.D.C.'s Board of Directors tried to negotiate a floor on the conversion price of each Debenture prior to sale, it was unable to do so. In order to obtain working capital P.D.C. will continue to seek capital through debt or equity financing which may include the issuance of Convertible

Debentures. P.D.C. will endeavor to negotiate the best transaction possible taking into account the impact on its shareholders, dilution, loss of voting power and the possibility of a change of control. However, in order to satisfy its working capital needs, P.D.C. may be forced to issue convertible securities with no limitations on conversion.

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


                           PART II.  OTHER INFORMATION


ITEM  1.     LEGAL  PROCEEDINGS

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

     In July 2000, Rock Solid Group L.L.C., Venice Holdings L.L.C. and Creative Holdings, L.L.C. funded $733,488, which includes attorney fees and cost of approximately $24,448. Creative Holdings converted an aggregate of $255,500 of the Debenture for a total of 6,393,117 shares. In addition, in December 2000 they noticed an additional $80,000 for conversion. Due to the low price of P.D.C.'s common stock and other matters, which are presently being investigated by P.D.C., we refused to honor the conversion. In March 2001, the Debenture holders threatened legal action to force the conversion of the Debenture or in the alternative to rescind the Debenture Purchase Agreement and recoup the amount of their investment. However, as of the date of this Report, no action has been filed. Although we believe that we have several defenses if a legal action is instituted, there is no way we can predict the outcome of any litigation. In order to save the cost of litigation, we hope to be able to settle this matter, or in the alternative, have another financing source purchase the Debentures or fund the Company in an amount that will allow it to repurchase the Debentures. Preliminary discussions have been held with an alternative financing source, which has expressed an interest in helping us resolve this matter, however no agreement has been entered into as of the date of this Report. If we are unable to settle this matter, either through a settlement, repurchase of the Debenture, or a Debenture buy out and a lawsuit is instituted, tried and a judgment is entered against P.D.C., we estimate that the damages could be in excess of $600,000 plus penalties and interest. P.D.C., at present, does not have the financial ability to rescind the transaction and any award for damages would have a material adverse effect on P.D.C. and its ability to continue operations.


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

     We previously believed that we would not have to obtain Independent Laboratory tests on the Sterile Pro 2000. However, we have now been advised that Independent Laboratory tests will be required. We are in the process of evaluating which Independent Laboratories are best suited to evaluate the Sterile Pro 2000.

     On January 2001 P.D.C. entered into a Medical Device Prototype manufacturing Agreement with Biopass Medical Systems of Parkland Fl. to provide the final design, five prototypes, manual and operating instruction for the Sterile-Pro 2000. Biopass, through its President Jay Brussels has a history of completing prototype medical device mechanisms for the FDA. Mr. Brussels has signed a contract with P.D.C. to complete five prototype designs and the necessary documentation. The prototype circuit boards are presently being revised. We previously believed that the prototypes and documentation would be completed no later than the end of April 2001, however we now have moved the expected completion date to the end of May 2001. The contract calls for an initial payment of $6,200, a payment of $6,200 after all prototypes are built, and a final payment of $6,200 after acceptance by the FDA of the submitted prototype(s). This includes a fully functional circuit board and other updated redesigns.

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

     Once the revised prototypes and documentation is completed, we will submit the Sterile Pro 2000 to and Independent Laboratory for testing. Once the testing is completed, we will incorporated their findings into our 510(k) application and submit it to the FDA. We anticipate that the Sterile Pro 2000, assuming FDA approval, could be ready for manufacturing and marketing in September 2001.

     In February 2001, we entered into a Marketing Agreement with Ron Epstein, president of Clearlake Financial Corp, to perform market feasibility studies to define the initial target market for the Sterile Pro 2000. In addition, once FDA approval is obtained, Mr. Epstein will market the Sterile Pro 2000, to the already existing customers of Clearlake and well as other medical facilities. Clearlake has a twelve-year history of medical device sales to hospital corporations and other medical facilities, including the Tenet Corporation hospital. Clearlake's initial market inquiry has identified a demand for the Sterile Pro 2000, or similar device.

     The Company has accepted an order from Ameri-Carib International, of Pompano Beach, Fl. to provide 50 Sterile Pro 2000 units to them immediately after FDA clearance. The purchase price is $79,750.


ITEM  6.     EXHIBITS:

(a)     None

(b)     Reports  on  Form  8-K
     Change  of  Accountants  on  March  6,  2000,  filed  on  February 27, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



               P.D.C. INNOVATIVE INDUSTRIES, INC.     (Registrant)


Date:  May  14,  2001                         By  /s/  Vernon  Leroy  Sowers
                                                ----------------------------
                                              Vernon  Leroy  Sowers,  CEO
                                              (Principal  Executive  Officer)

Date:  May  14,  2001                         By  /s/  Sandra  Sowers
                                                ---------------------
                                              Sandra Sowers, President and CFO
                                              (Principal  Financial  Officer)