Form 10QSB
period 2001-06-30
P D C INNOVATIVE INDUSTRIES INC
filed 2001-08-14
CIK 1093984

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
[Mark  One]
[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  for  the  quarterly  period  ended:  June  30,  2001
                                                              ---------------

[ ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  for  the  transition  period  from  _____to______

Commission  file  number:  0-27157
                           -------


                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                 (Name of small business issuer in its charter)


               Nevada                                  65-0799306
               ------                                  ----------
        (State of incorporation)                (IRS employer Ident. No.)

        3701 N.W. 126th Ave, Bay 5, Coral Springs, FL          33065
        ---------------------------------------------          ------
             (address  of  principal office)                 (Zip Code)

                  Registrant's telephone number: (954) 341-0092


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90  days.  Yes  X   No
              ----    ----

   The number of shares outstanding of each of the issuer's classes of equity as of June 30, 2001: 85,540,177 shares of Common Stock, $.001 par value.

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS
                                  FORM 10-QSB

                      FOR THE QUARTER ENDED JUNE 30, 2001

PART  I  FINANCIAL  INFORMATION

Item 1.   Financial Statements.

          Condensed Balance Sheet (Unaudited) as of June 30, 2001         Page 3

          Condensed Statements of Operations (Unaudited) for the three
          and six months ended June 30, 2001 and 2000                     Page 4

          Condensed Statements of Cash Flows (Unaudited) for the six
          months ended June 30, 2001 and 2000                             Page 5

          Notes to Financial Statements                                   Page 6


Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.                                          Page 7


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                              Page 15

Item 2.   Changes in Securities                                          Page 16

Item 3.   Defaults Upon Senior Securities                                Page 16

Item 4.   Submission of Matters to a Vote of Security Holders            Page 17

Item 5.   Other Information                                              Page 17

Item 6.    Exhibits and Reports on Form 8-K.                             Page 19

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             CONDENSED BALANCE SHEET
                                  JUNE 30, 2001
                                   (UNAUDITED)

                         ASSETS
                         ------

Current assets:
   Cash                                          $    63,227
   Inventories                                       310,943
                                                 ------------

     Total current assets                            374,170
                                                 ------------

Property and equipment, net                        1,091,176
Patent license agreement, net                        520,647
Other assets                                           5,030
                                                 ------------

                                                 $ 1,991,023
                                                 ============

        LIABILITIES AND STOCKHOLDERS EQUITY
        -----------------------------------

Current Liabilities:
    Accounts payable and accrued expenses        $   228,640
                                                 ------------

     Total current liabilities                       228,640
                                                 ------------

Shareholder loans                                     13,153
Convertible debentures                               639,943
                                                 ------------

    Total liabilities                                881,736
                                                 ------------

Stockholders' equity:
   Common stock                                       85,540
   Additional paid-in capital                      4,391,411
   Deficit accumulated during development stage   (3,367,664)
                                                 ------------

                                                   1,109,287
                                                 ------------

                                                 $ 1,991,023
                                                 ============


     The accompanying notes are an integral part of these condensed financial statements.

                                            P.D.C.  INNOVATIVE  INDUSTRIES,  INC.
                                                 (A DEVELOPMENT STAGE COMPANY)

                                              CONDENSED STATEMENTS OF OPERATIONS
                                                          (UNAUDITED)

                                                       SIX MONTHS ENDED          THREE MONTHS ENDED         FROM INCEPTION TO
                                                           JUNE  30,                   JUNE  30,                JUNE  30,
                                                   --------------------------  --------------------------  -------------------
                                                       2001          2000          2001          2000             2001
                                                   ------------  ------------  ------------  ------------  -------------------
Operating expenses:
    Salaries and related benefits                  $   171,420   $   103,333   $    80,519   $    55,216   $          879,100
    Professional fees, consulting and commissions       76,062        25,355        58,595        10,300              488,604
    Advertising and promotion costs                        953                         460                            103,871
    Travel and entertainment                             1,300        13,637                       7,315               63,471
    General and administrative expenses                 59,561        44,430        29,538        36,511              443,422
    Inventory valuation adjustments                                                                                   318,632
    Materials, tooling and supplies                     82,254                      62,065                            153,132
    Equipment maintenance                                2,719         4,757         1,366         4,594               69,825
    Rent                                                33,708        14,607        16,854        11,236              162,969
    Other                                               19,074        42,360        16,493        37,591               64,012
    Loan placement expenses and fees                                                                                   73,000
    Interest expense, net of interest                   25,002                      12,764                            272,896
    Depreciation and amortization                       66,206        61,004        33,103        25,500              274,730
                                                   ------------  ------------  ------------  ------------  -------------------

      Total operating expenses                         538,259       309,483       311,757       188,263            3,367,664
                                                   ------------  ------------  ------------  ------------  -------------------

Net loss                                           $  (538,259)  $  (309,483)  $  (311,757)  $  (188,263)  $       (3,367,664)
                                                   ============  ============  ============  ============  ===================

Net loss per share information:
   Basic:
      Net loss per share                           $      (.01)  $      (.02)  $      (.00)  $      (.01)  $             (.29)
                                                   ============  ============  ============  ============  ===================

      Weighted average number of common shares      78,188,588    14,082,989    80,779,153    16,070,210           11,626,653
                                                   ============  ============  ============  ============  ===================
   Diluted:
      Net loss per share                           $      (.01)  $      (.02)  $      (.00)  $      (.01)  $             (.29)
                                                   ============  ============  ============  ============  ===================

      Weighted average number of common shares      78,188,588    14,082,989    80,779,153    16,070,210           11,626,653
                                                   ============  ============  ============  ============  ===================


     The accompanying notes are an integral part of these condensed financial statements.

                               P.D.C. INNOVATIVE INDUSTRIES, INC.
                                 (A DEVELOPMENT STAGE COMPANY)

                              CONDENSED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)


                                                         SIX MONTHS ENDED      FROM INCEPTION
                                                             JUNE 30,            TO JUNE 30,
                                                      ----------  ----------  ----------------
                                                         2001        2000           2001
                                                      ----------  ----------  ----------------
Cash flows from operating activities:
  Net loss                                            $(538,259)  $(309,483)  $    (3,367,664)
  Changes in assets and liabilities                     150,469      12,406           766,891
                                                      ----------  ----------  ----------------

Net cash used in operating activities                  (387,790)   (297,077)       (2,600,773)
                                                      ----------  ----------  ----------------

Cash flows from investing activities:
      Purchase of equipment                              (8,616)    (14,669)       (1,352,165)
                                                      ----------  ----------  ----------------

Net cash used in investing activities                    (8,616)    (14,669)       (1,352,165)
                                                      ----------  ----------  ----------------

Cash flows from financing activities:
     Proceeds (repayments) from loans and
         convertible debentures                         (32,734)    214,500         1,264,553
     Proceeds from sale of stock                        349,000           -         2,751,612
                                                      ----------  ----------  ----------------

Net cash provided by financing activities               316,266     214,500         4,016,165
                                                      ----------  ----------  ----------------

Net increase (decrease) in cash and cash equivalents    (80,140)    (97,246)           63,227

Cash and cash equivalents, beginning of period          143,367     113,787                 -
                                                      ----------  ----------  ----------------

Cash and cash equivalents, end of period              $  63,227   $  16,451   $        63,227
                                                      ==========  ==========  ================


     The accompanying notes are an integral part of these condensed financial statements.

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.  BASIS  OF  PRESENTATION

The accompanying unaudited condensed financial statements of P.D.C. Innovative Industries, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes for the year ended December 31, 2000 found in the Company's Form 10-KSB.


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

We have incurred net losses applicable to common shareholders since inception through June 30, 2001 of approximately $3,368,000. We anticipate that losses from operations will continue for at least the next year, primarily due to an anticipated increase in marketing and manufacturing expenses associated with the commercialization of our products. There can be no assurances that once these products achieve market acceptance, that sufficient revenues will be generated from their sales to allow us to operate profitably.


RESULT  OF  OPERATIONS

Three months ended June 30, 2001 compared to the three months ended June 30, 2000.

The Company's operating expenses for the three months ended June 30, 2001, were $311,757, representing an increase of $123,494 for the corresponding period for 2000. The major reasons for the overall increase in costs were a result of increases in salaries and related benefits ($25,303), professional fees, consulting and commissions ($48,295), materials and tooling ($62,065), and interest expense ($12,764). These cost increases are associated with and primarily a result of the Company becoming a reporting company with the Securities and Exchange Commission, and the Company expanding the administrative support in preparation of the sales of their products.


Six  months  ended June 30, 2001 compared to the six months ended June 30, 2000.

The Company's operating expenses for the six months ended June 30, 2001, were $538,259, representing an increase of $228,776 for the corresponding period for 2000. The major reasons for the overall increase in costs were a result of increases in salaries and related benefits ($68,067), professional fees, consulting and commissions ($50,707), general and administrative expenses ($15,131), materials and tooling ($82,254), rent ($19,101), and interest expense ($25,002). These cost increases are associated with and primarily a result of the Company becoming a reporting company with the Securities and Exchange Commission, and the Company expanding the administrative support in preparation of the sales of their products.

BALANCE  SHEET  DATA

Our combined cash and cash equivalents totaled $63,227 as of June 30, 2001. This is a decrease of $80,140 from $143,367 for the year ended December 31, 2000. As of June 30, 2001, the working capital of the Company amounted to $145,530.

We do not expect to generate a positive internal cash flow for at least the next twelve (12) months due to the expected increase in spending for finalizing the FDA approval process on one of our products and the costs associated with commercializing our initial product line.

Property and Equipment was valued at $1,091,176, net as of June 30, 2001. The overall decrease of $27,721 from the year ended December 31, 2000 is due primarily to depreciation recorded for the quarter.


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

The Company is presently operating by obtaining equity and debt capital and loans from its shareholders until such time that it is able raise additional equity capital, or begin the sales of its products and generate an internal cash flow.

At our present "burn rate", which is $55,000 per month, we will be able to satisfy our cash requirements until August 2001. Unless we are able to generate significant revenue from sales of product, it will therefore be necessary for us to raise additional capital before that date.


CAUTIONARY  STATEMENTS  REGARDING  FORWARD-LOOKING  STATEMENTS

Statements in this Report on Form 10-QSB under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in P.D.C.'s press releases or oral statements that may be made by P.D.C. or by officers, directors, or employees of P.D.C. acting on P.D.C.'s behalf, that are not historical fact constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that could cause the actual results of P.D.C. to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Factors that might cause such a difference include, without limitation, the information set forth below. In addition to statements which explicitly describe such risks and uncertainties, statements labeled with the terms "believes", "belief" "expects", "plans" or "anticipates" should be considered uncertain and forward-looking. All cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they may appear.

LIMITED  OPERATING  HISTORY;  CONTINUING  OPERATING  LOSSES
-----------------------------------------------------------

P.D.C. has a limited history of operations. Since its inception in September 1994, P.D.C. has engaged principally in the development of it products, including the "Sterile Pro", which has not been approved for sale in the United States. Consequently, P.D.C. has little experience in manufacturing, marketing and selling its products. P.D.C. currently has no source of operating revenue and has incurred net operating losses since its inception through June 30, 2001 of approximately $3,368,000. Such losses have resulted principally from costs associated with research and development and from general and administrative costs associated with P.D.C.'s operations. P.D.C. expects operating losses will increase for at least the next twelve months due principally to the anticipated expenses associated with the anticipated commercialization of the Sterile Pro and other research and development activities. See Item 2. "Management
Discussion  and  Analysis  of  Financial  Condition  and Results of Operations".

UNCERTAINTY  OF  FUTURE  PROFITABILITY;  GOING  CONCERN  OPINION  RECEIVED  FROM
--------------------------------------------------------------------------------
INDEPENDENT  AUDITORS
---------------------

P.D.C.'s ability to achieve profitability will depend in part on its ability to obtain regulatory approvals for its Sterile Pro, develop the capacity to manufacture and market the Sterile Pro and its other products, either by itself or in collaboration with others and market acceptance of the Sterile Pro. There can be no assurance if and when P.D.C. will receive regulatory approvals for the development and commercial manufacturing and marketing of the Sterile Pro or achieve profitability. In addition, successful completion of P.D.C.'s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support P.D.C.'s cost structure. Accordingly, the extent of future losses and the time required to achieve profitability are highly uncertain. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations and "Financial Statements".

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

UNCERTAIN  ABILITY  TO  MEET  CAPITAL  NEEDS
--------------------------------------------

P.D.C. will require substantial additional funds the manufacturing and marketing of the Sterile Pro, and the research and development, manufacturing and marketing of other proposed products and operating expenses (including general and administrative expenses). P.D.C.'s future capital requirements will depend on many factors, including the following: the progress of its research and development projects; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in P.D.C.'s existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that P.D.C. may establish; and the development of commercialization activities and arrangements. Moreover, P.D.C.'s fixed commitments, including salaries and fees for current employees and consultants, equipment rent, and other contractual commitments are substantial and would increase if additional agreements are entered into and additional personnel are retained. P.D.C. does not expect to generate a positive internal cash flow for at least twelve months, due to expected increases in capital expenditures, working capital needs, and ongoing losses, including the expected cost of commercializing the Sterile Pro. However, P.D.C.'s cash requirements may vary materially from those now planned due to the progress of research and development programs, results of clinical testing, relationships with strategic partners, if any, changes in the focus and direction of P.D.C.'s research and development programs, competitive and technological advances, the FDA and foreign regulatory processes and other factors.

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

POSSIBLE  VOLATILITY  OF  STOCK  PRICE
--------------------------------------

The price of P.D.C.'s Common Stock has fluctuated substantially since it began trading on the OTC Bulletin Board on May 6, 1998. The market price of the shares of the Common Stock is likely to continue to be highly volatile. Factors such as the timing and results of FDA approval for the Sterile Pro, equity or debt funding, developments in patent or other proprietary rights of P.D.C. or its competitors, including litigation, fluctuations in P.D.C.'s operating results, and market conditions, could have a significant impact on the future price of the Common Stock. P.D.C.'s stock is currently traded on the OTC Bulletin Board.

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

In recent years, concern has grown over the effects of such products on the environment due to the country's growing solid waste disposal "crisis," the declining landfill capacity in major metropolitan areas able to handle such products, and the much publicized hazards of "medical wastes". Although the degree to which such products are responsible for the country's waste disposal related problems is the subject of serious debate at the present time, should it become the consensus that the cost and problems of disposal of such products outweighs their benefits, such a development could have a materially adverse impact upon our operating results.

POTENTIAL  IMPACT  OF FDA AND GOVERNMENTAL REGULATION ON NEW PRODUCT DEVELOPMENT
--------------------------------------------------------------------------------
FOR  THE  HEALTH  CARE  INDUSTRY
--------------------------------

The Sterile Pro and other proposed products are regulated as medical devices by the Federal Food and Drug Administration (the "FDA") pursuant to the Federal Food, Drug and Cosmetic Act (the "Cosmetic Act") and are or may be subject to regulation by other federal and state governmental agencies.

The FDA has comprehensive authority to regulate the development, production, distribution, and promotion of medical devices. Furthermore, certain states impose additional requirements on the distribution of medical devices. The cost of complying with present and future regulations may be significant. In addition, the regulatory approval process and attendant costs may delay or prevent the marketing of products developed by P.D.C. in the future. The Mandatory Device Reporting ("MDR") regulation obligates us to provide information to the FDA on injuries alleged to have been associated with the use of a product or certain product failures that could cause injury. If the FDA believes that we are not in compliance with the law, it can institute proceedings to detain or seize products, enjoin future violations, or assess civil and/or criminal penalties against P.D.C. and our officers or employees. Any such action by the FDA could result in a disruption of our operations for an undetermined time.

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

POTENTIAL  IMPACT  OF  COST  CONTAINMENT  POLICIES  AND  VOLUME  BUYING  THROUGH
--------------------------------------------------------------------------------
PURCHASING  CONSORTIUMS  IN  THE  HEALTHCARE  INDUSTRY
------------------------------------------------------

The healthcare market accounts for most of the demand for Sterile Pro, our premier product, with hospitals accounting for approximately two-thirds of the potential demand for such a product. The health care industry has been typified in recent years by strict cost containment measures imposed by federal and state governments, private insurers, and other "third party" payors of medical costs.

In response to these pressures, virtually all segments of the health care market have become extremely cost sensitive, and, in many cases, hospitals and other health care providers have become affiliated with purchasing consortiums who are charged with obtaining large quantities of needed products at the lowest possible cost. These factors, in combination, have had an adverse impact upon smaller suppliers and manufacturers, such as P.D.C., who either are unable to supply the large quantities sought by these purchasing consortiums or who are unable to respond to the need for lower product pricing. We believe that we will be able to meet the demand for large quantity orders. Further, our Management believes that the dramatic increased demand for safety-oriented products, such as the Sterile Pro, will also serve to offset these factors. However, there can be no assurance that we will be able to overcome the negative impact of these conditions in the healthcare marketplace.

DEPENDENCE  ON  PATENT  LICENSED  BY  FOUNDER
---------------------------------------------

P.D.C. owns the rights, pursuant to an exclusive patent licensing agreement, for the use of the patent and pending patents for the Sterile Pro, the Pocket Pitch Dial Level, the Pocket Level, the 18" Dial Level, the 18" Standard Level, the Squaring Level, the Perfect Seal and the Flush Mizer. The patent and pending patent rights are owned by the estate of David Sowers, our former Chief
Executive Officer. In the event that P.D.C. breaches the patent licensing agreement, P.D.C. could lose the licensing rights to these patents. The loss of the patent license would have a material adverse effect on P.D.C. and its continued operations

UNCERTAIN  ABILITY TO PROTECT PATENTS AND PROPRIETARY TECHNOLOGY AND INFORMATION
--------------------------------------------------------------------------------

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


DEPENDENCE  ON  MARKET  ACCEPTANCE
----------------------------------

There can be no assurance that physicians or the medical community in general will accept and utilize the Sterile Pro, or any other products developed by P.D.C. The extent that, and rate of which, the Sterile Pro achieves market acceptance and penetration will depend on many variables including, but not limited to, the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of the Sterile Pro, and the advantage of the Sterile Pro over existing technology, and P.D.C.'s manufacturing, quality control, marketing and sales efforts. There can be no assurance that the medical community will accept P.D.C.'s unique technology. Similar risks will confront any other medical related products developed by P.D.C. in the future. Failure of P.D.C.'s products to gain market acceptance would have a material adverse effect on P.D.C.'s business, financial condition, and results of operations.

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

CONTROL  BY  EXECUTIVE  OFFICERS  AND  DIRECTORS/POSSIBLE  CHANGE  OF  CONTROL
------------------------------------------------------------------------------

Management of P.D.C. and family members beneficially owns 59.3% of the outstanding Common Stock of P.D.C. assuming no exercise of outstanding convertible debentures. Since P.D.C. does not have cumulative voting, and since, in all likelihood the officers will be voting as a block and will be able to obtain proxies of other shareholders, Management will continue to remain in a position to elect all of P.D.C.'s directors and control policies and operations of P.D.C.


LIMITED  MANUFACTURING  HISTORY
-------------------------------

P.D.C. will have to expand its manufacturing and assembly capabilities and contract for the manufacture of the Sterile Pro components in the volumes that will be necessary for P.D.C. to achieve significant commercial sales in the event it obtains regulatory approval to market the Sterile Pro in the United States. P.D.C. has limited experience in the manufacture of the Sterile Pro for commercial purposes. Should P.D.C. manufacture the Sterile Pro, P.D.C.'s manufacturing facilities would be subject to the full range of the current Quality System Regulation ("QSR") (formerly the Good Manufacturing Practices
(GMP) regulation) and similar risks of delay or difficulty in manufacturing, and P.D.C. would require substantial additional capital to establish such manufacturing facilities. In addition, there can be no assurance that P.D.C. would be able to manufacture any such products successfully or cost-effectively.

Dependence  on  Third  Parties
------------------------------

P.D.C. has used certain third parties to manufacture and deliver the components of the Sterile Pro and intends to continue to use third parties to manufacture and deliver such components and any other products, which P.D.C. may seek to develop. Such third parties must adhere to the QSR enforced by the FDA through its facilities inspection program and such third parties' facilities must pass a plant inspection before the FDA will grant pre-market approval of P.D.C.'s products. There can be no assurance that the third-party manufacturers on which P.D.C. depends for the manufacture of the Sterile Pro components will be in compliance with the QSR at the time of the pre-approval inspection or will maintain such compliance. Such failure could significantly delay FDA approval and such delay would have a material adverse effect on P.D.C.'s business, financial condition, cash flows, and results of operations.

The qualification of additional or replacement suppliers for certain components of the Sterile Pro device or services is a lengthy process. If P.D.C. encounters delays or difficulties with its third-party suppliers in producing, packaging, or distributing components of the Sterile Pro, market introduction and subsequent sales would be adversely affected. P.D.C. also may have to rely on alternative sources of supply. In such case, there can be no assurance that P.D.C. will be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. If P.D.C. is unable to obtain or retain qualified third-party manufacturers on commercially acceptable terms, it may not be able to commercialize its products as planned. P.D.C.'s dependence upon third parties for the manufacture of the Sterile Pro components may adversely affect P.D.C.'s profit margins and its ability to develop and deliver its products on a timely and competitive basis.


LACK  OF  CASH  DIVIDENDS
-------------------------

P.D.C. has not paid any cash dividends on its Common Stock and does not intend to pay cash dividends in the foreseeable future


                           PART II.  OTHER INFORMATION

ITEM  1.          LEGAL  PROCEEDINGS

PENDING  LITIGATION
-------------------

On September 9, 1999, a lawsuit, Fernando Bugallo vs. P.D.C. Innovative Industries and David Sowers, (Case No: 99015686) was filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County Florida. The action was for breach of contract, specific performance, and rescission of contract. Mr. Bugallo had requested damages, which exceeded $15,000. We have now settled the case by paying $5,000 and issuing 100,000 restricted shares to Mr. Bugallo.

P.D.C. intends to vigorously defend this action, and has filed a counter-claim against Mr. Bugallo for fraud and has demanded damages in excess of $195,000. The suit is in the discovery stage. At present, we are unable to predict the outcome this lawsuit.


POSSIBLE  LITIGATION
--------------------

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

In July 2000, Rock Solid Group L.L.C., Venice Holdings L.L.C. and Creative Holdings, L.L.C. funded $733,488, which includes attorney fees and cost of approximately $24,448. Creative Holdings converted an aggregate of $255,500 of the Debenture for a total of 6,393,117 shares. In addition, in December 2000 they noticed an additional $80,000 for conversion. Due to the low price of P.D.C.'s common stock and other matters, we refused to honor the conversion. In March 2001, the Debenture holders threatened legal action to force the conversion of the Debenture or in the alternative to rescind the Debenture Purchase Agreement and recoup the amount of their investment. However, as of the date of this Report, we are not aware of the filing of any action in this matter.

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

             None.


ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

             None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

             None.


ITEM  5.     OTHER  INFORMATION.

STERILE  PRO
------------

In the last year, we have devoted substantially all of our efforts and resources to the development of the Sterile Pro. The Sterile Pro is a device used to dispose of contaminated hypodermic syringes and other intrusive medical instruments at the site of use. The device reduces, in an enclosed environment, the entire instrument to small, sterile particles which can be disposed of as conventional trash, This approach significantly reduces physical hazards to nurses or phlebotomists after injections or draws, reduces bacterial growth within and around collection boxes and aerolization of infectious agents, limits risks of injury or infection waste-handling personnel, cuts costs of disposal, including collection, handling, paperwork and specialized transport as well as limits potential cross-contamination with the hospital, office and environment due to handling and moving of contaminated waste.

The United States Food and Drug Administration (the "FDA") has regulatory authority over the testing, manufacturing, and sale of the Sterile Pro in the United States. We have had conversations with the FDA explaining our product and requesting that they assist us in classifying the Sterile Pro device and outlining the preparatory documentation that will need to be submitted prior to product submission. We have filed Forms 2891 and 2892, registering both P.D.C. and the Sterile Pro in the FDA system.

Medical devices can receive such approval or clearance by two review procedures. Some devices may qualify for clearance under a Section 510(k) procedure, which requires the filing of a "510(k) Notification" (the "Notification") before initially marketing the product. The other review procedure is an application to the FDA for pre-marketing approval ("PMA") before marketing can begin. PMA applications must demonstrate, among other matters, that the medical device is safe and effective. A PMA application is typically a complex submission, usually including the results of clinical studies, and preparing an application is a detailed and time-consuming process.

On August 23, 2001, we will meet with the FDA and demonstrate the Sterile Pro as part of our petition for 510(k) consideration. If the FDA determines that we can file the Notification we may be able to market the Sterile Pro 90 days following the filing of such Notification, unless the FDA permits an early marketing date. Although the FDA, prior to the expiration of the 90-day period, may object to the marketing of a device until a PMA is approved, we believe that petitioning for and obtaining 510(k) consideration prior to filing the Notification will greatly decrease the chances of any objections. The FDA may also require further data or additional testing.

We previously believed that we would not have to obtain Independent Laboratory tests on the Sterile Pro. However, we have now been advised that Independent Laboratory tests will be required. We are in the process of evaluating which Independent Laboratories are best suited to evaluate the Sterile Pro. If the FDA determines that we can use the Notification process, once the testing is completed, we will incorporated their findings into our 510(k) application and submit it to the FDA. We anticipate that the Sterile Pro, assuming FDA approval, could be ready for manufacturing and marketing by December 2001.


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


In February 2001, we entered into a Marketing Agreement with Ron Epstein, president of Clearlake Financial Corp, to perform market feasibility studies to define the initial target market for the Sterile Pro. In addition, once FDA approval is obtained, Mr. Epstein will market the Sterile Pro, to the already existing customers of Clearlake and well as other medical facilities. Clearlake has a twelve-year history of medical device sales to hospital corporations and other medical facilities, including the Tenet Corporation hospital. Clearlake's initial market inquiry has identified a demand for the Sterile Pro, or similar device.

The Company has accepted an order from Ameri-Carib International, of Pompano Beach, Fl. to provide 50 Sterile Pro units to them immediately after FDA clearance. The purchase price is $79,750.

EXECUTIVE  OFFICERS
-------------------

In June 2001, Vernon Leroy Sowers, our Chief Executive Office, and a Director passed away. Harold Harris, a Director of P.D.C., was appointed as Interim
Chief Executive Officer and Mike Hiler as Interim Chief Operating Officer. Sandra Sowers continues to hold the office of President. We now have two directors on our Board, Sandra Sowers and Harold Harris.

SALE  OF  STOCK
---------------

In April 2001, we entered into a Funding Agreement with IDT Group, Inc. for an aggregate installment payment purchase price of $1,000,000. To date, IDT has funded $200,000 of the $1,000,000 and has received 3,278,689 shares at a purchase price of $.061 per share. In addition, we were required to escrow an additional 4,918,032 shares as security for a 30% return on IDT's investment. We also agreed to register the shares purchased by IDT. A Registration Statement on Form SB-2 has been filed in connection with this transaction.

If the Registration Statement is not declared effective within 90 days from May 2, 2001, PDC is required to pay, as liquidated damages, 2% of the principal amount of the Shares. After 120 calendar days, PDC is required to pay 3% of the principal amount of the Shares for each 30-day period, or portion thereof, that the registration statement is not declared effective. To date the Registration Statement has not been declared effective.


ITEM  6.     EXHIBITS:

(a)     None

(b)     Reports  on  Form  8-K
        None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



               P.D.C. INNOVATIVE INDUSTRIES, INC.     (Registrant)


Date:  August  13,  2001                    By  /s/   Sandra  Sowers
                                                --------------------------------
                                                Sandra Sowers, President and CFO
                                                (Principal Financial Officer)