Form 10QSB
period 2001-09-30
P D C INNOVATIVE INDUSTRIES INC
filed 2001-11-19
CIK 1093984

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington,  D.C.  20549
                                   FORM 10-QSB

         [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES  EXCHANGE  ACT  OF  1934

                For the quarterly period ended September 30, 2001

                                       OR

         [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES  EXCHANGE  ACT  OF  1934

           For the transition period from ___________ to ____________

                         Commission file number 0-27157

                      P.D.C.  INNOVATIVE  INDUSTRIES,  INC.
      (Exact name of small business issuer as specified in its charter)

                  Nevada                              65-0789306
       (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)             Identification  No.)

                        3701 N.W. 126th Avenue, Bay 5
                       Coral  Springs,  Florida  33065
                   (Address of principal executive offices)

                               (954) 341-0092
                         (Issuer's telephone number)


  The number of shares outstanding of the issuer's common stock  as of September
        30, 2001 was 93,440,177 shares of common stock, $.001 par value.

   Transitional Small Business Disclosure Format (Check One:) Yes    No  X
                                                                 ---    ---

                P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS
                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


PART  I.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements

          Condensed  Balance  Sheet  (Unaudited)  as  of  September  30,  2001

          Condensed Statements of Income (Unaudited) for the nine months ended September 30, 2001 and 2000 and the three months ended September 30, 2001 and 2000

          Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2001 and 2000

          Notes  to  Financial  Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II   OTHER  INFORMATION

Item  1.  Legal  Proceedings

Item  2.  Changes  in  Securities

Item  3.  Defaults  in  Senior  Securities

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.  Other  Information

Item  6.  Exhibits  and  Reports  on  Form  8-K

          P.D.C.  INNOVATIVE  INDUSTRIES,  INC.  AND  SUBSIDIARY
                    (A  DEVELOPMENT  STAGE  COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


                             ASSETS
                             ------

Current assets:
   Cash                                                             $   118,035
   Other receivables                                                      8,398
   Inventories                                                          310,943
                                                                    ------------

     Total current assets                                               437,376
                                                                    ------------

Property and equipment, net                                           1,067,046
Patent license agreement                                                512,559
Other assets                                                              2,515
                                                                    ------------

                                                                    $ 2,019,496
                                                                    ============

              LIABILITIES AND STOCKHOLDERS EQUITY
              -----------------------------------

Current Liabilities:
   Accounts payable and accrued expenses                            $   200,668
                                                                    ------------

     Total current liabilities                                          200,668
                                                                    ------------

Shareholder loans                                                        13,153
Convertible debentures                                                  639,943
                                                                    ------------

     Total liabilities                                                  853,764
                                                                    ------------

Stockholders' equity:
   Common stock                                                          93,440
   Additional paid-in capital                                         4,821,511
   Deficit accumulated during development stage                      (3,749,219)
                                                                    ------------

                                                                      1,165,732
                                                                    ------------

                                                                    $ 2,019,496
                                                                    ============


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                        P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
                                                 (A DEVELOPMENT STAGE COMPANY)

                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (UNAUDITED)

                                                        NINE MONTHS ENDED        THREE MONTHS ENDED          FROM INCEPTION TO
                                                         SEPTEMBER  30,             SEPTEMBER  30,            SEPTEMBER  30,
                                                   --------------------------  --------------------------  -------------------
                                                       2001          2000          2001          2000             2001
                                                   ------------  ------------  ------------  ------------  -------------------
Operating expenses:
    Salaries and related benefits                  $   252,985   $   200,050   $    81,565   $    96,717   $          960,665
    Professional fees, consulting and commissions      269,680       165,190       193,618       139,835              682,222
    Advertising and promotion costs                      1,258        98,000           305        98,000              104,176
    Travel and entertainment                             1,300        21,765                       8,128               63,471
    General and administrative expenses                 67,771        74,796         8,210        30,366              451,632
    Inventory valuation adjustments                                                                                   318,632
    Materials, tooling and supplies                     69,716                     (12,538)                           140,594
    Equipment maintenance                                3,657        17,693           938        12,936               70,763
    Rent                                                50,562        50,562        16,854        16,854              179,823
    Other                                               42,470        47,883        23,396        24,624               87,408
    Settlement expenses                                 23,200                      23,200                             23,200
    Loan placement expenses and fees                                                                                   73,000
    Interest expense, net of interest income            37,905                      12,903                            285,799
    Depreciation and amortization                       99,310        86,504        33,104        25,500              307,834
                                                   ------------  ------------  ------------  ------------  -------------------

      Total operating expenses                         919,814       762,443       381,555       452,960            3,749,219
                                                   ------------  ------------  ------------  ------------  -------------------

Net loss                                           $  (919,814)  $  (762,443)  $  (381,555)  $  (452,960)  $       (3,749,219)
                                                   ============  ============  ============  ============  ===================


Net loss per share information:
   Basic:
      Net loss per share                           $      (.01)  $      (.03)  $       .00   $      (.01)  $             (.26)
                                                   ============  ============  ============  ============  ===================

      Weighted average number of common shares      81,781,065    26,473,672    88,848,873    46,898,867           14,379,247
                                                   ============  ============  ============  ============  ===================

   Diluted:
      Net loss per share                           $      (.01)  $      (.03)  $       .00   $      (.01)  $             (.26)
                                                   ============  ============  ============  ============  ===================

      Weighted average number of common shares      81,781,065    26,473,672    88,848,873    46,898,867           14,379,247
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

                         P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
                                  (A DEVELOPMENT STAGE COMPANY)

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                         NINE MONTHS ENDED     FROM INCEPTION
                                                           SEPTEMBER 30,       TO SEPTEMBER 30,
                                                      ----------------------  ------------------
                                                         2001        2000            2001
                                                      ----------  ----------  ------------------
Cash flows from operating activities:
  Net loss                                            $(919,814)  $(762,443)  $      (3,749,219)
  Depreciation and amortization                          99,310      86,504             307,834
  Changes in assets and liabilities                     237,522     124,494             645,420
                                                      ----------  ----------  ------------------

Net cash used in operating activities                  (582,982)   (551,445)         (2,795,965)
                                                      ----------  ----------  ------------------

Cash flows from investing activities:
     Purchase of equipment                               (8,616)    (39,061)         (1,352,165)
                                                      ----------  ----------  ------------------

Net cash used in investing activities                    (8,616)    (39,061)         (1,352,165)
                                                      ----------  ----------  ------------------

Cash flows from financing activities:
     Proceeds (repayments) from loans
        and convertible debentures                      (32,734)    758,500           1,264,553
     Proceeds from sale of stock                        599,000           -           3,001,612
                                                      ----------  ----------  ------------------

Net cash provided by financing activities               566,266     758,500           4,266,165
                                                      ----------  ----------  ------------------

Net increase (decrease) in cash and cash equivalents    (25,332)    167,994             118,035

Cash and cash equivalents, beginning of period          143,367     113,787                   -
                                                      ----------  ----------  ------------------

Cash and cash equivalents, end of period              $ 118,035   $ 281,781   $         118,035
                                                      ==========  ==========  ==================


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis  of  Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2.   Going  Concern

     P.D.C. Innovative Industries, Inc. (P.D.C.) is currently a development stage company and our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt and/or equity financing. P.D.C. has yet to generate an internal cash flow, and until sales of our product may commence, we are totally dependent upon debt and equity funding.

3.   Inventories

     Inventories are comprised primarily of finished goods, which are available for sale, and are stated at the lower of cost or market, determined on the FIFO method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING  STATEMENTS

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS AND EVENTS COULD DIFFER MATERIALLY FROM SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF THE RISKS AND UNCERTAINTIES SET FORTH UNDER THE CAPTION "CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS" HEREIN, IN OUR FORM 10-KSB FOR THE YEAR ENDING DECEMBER 31, 2000, IN OUR PRESS RELEASES AND OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC"). IN ADDITION TO STATEMENTS WHICH EXPLICITLY DESCRIBE SUCH RISKS AND UNCERTAINTIES, STATEMENTS WITH THE TERMS "BELIEVES," "BELIEF," "EXPECTS," "PLANS," OR "ANTICIPATES" AND SIMILAR STATEMENTS SHOULD BE CONSIDERED UNCERTAIN AND FORWARD-LOOKING. ALL CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY MAY APPEAR. WE UNDERTAKE NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

     P.D.C. Innovative Industries, Inc. ("P.D.C." or the "Company") is a development stage company which, since inception, has been engaged in the research and development of health field and construction related products that it currently plans to bring to the marketplace during fiscal year 2002. The Company has not yet engaged in any formal marketing or distribution of its products and therefore, has had no revenue from its operations.

     Our health field related product, Hypo-Pro 2000 ("Hypo-Pro") (formerly Sterile-Pro 2000) is a compacting and decontaminating device for disposable syringes and other small disposables after patient use. We plan to submit such device for approval by the U.S. Food & Drug Administration ("FDA") between the end of December 2001 and the end of the first quarter, 2002 following the reconfiguration and retesting of certain components of the device in response to a meeting with the FDA on August 23, 2001 and a later meeting with the regulatory agency, OSHA. As a result of the need to reconfigure and retest such device and financing delays experienced post-September 11, 2001, our time schedule to seek and obtain FDA approval and to bring this product to market has been delayed. Assuming FDA approval, of which no assurances are given, we currently plan to commence sales and marketing of this product in the second quarter of 2002.

     We have also previously developed, manufactured and currently inventory various types of construction levels. We are currently in discussions with a prominent national distributor of construction and home improvement products to sell and distribute such products. No assurances are given, however, that a distribution agreement with such distributor will be consummated. In such event, the Company plans to pursue discussions with other national and local distributors.

     We have incurred net losses applicable to common shareholders since inception through September 30, 2001 of approximately $3,749,249 (US). We currently anticipate that losses from operations will continue until at least approximately the second quarter of 2002 primarily due to an anticipated increase in marketing and manufacturing expenses associated with the commercialization of the Hypo-Pro and to a lesser extent, the construction levels. There can be no assurances our products will achieve market acceptance, or that sufficient revenues will be generated from their sales to allow us to operate successfully.

Results  of  Operations
-----------------------

Three months ended September 30, 2001 compared to the three months ended September 30, 2000.

     The Company's operating expenses for the three months ended September 30, 2001, were $381,555, representing a decrease of $71,405 for the corresponding period of 2000. The major reasons for the overall decrease in costs were decreases in salaries and related benefits ($15,152), advertising and promotion costs ($98,000) and administrative expenses ($22,156). The Company reduced its operating costs during the third quarter of 2001 in an effort to conserve cash while it completes the reconfiguration and retesting of the Hypo-Pro prior to submission to the FDA.

Nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.

     The Company's operating expenses for the nine months ended September 30, 2001, were $919,814, representing an increase of $157,371 for the corresponding period of 2000. The major reasons for the overall increase in costs were increases in salaries and related benefits ($52,935), professional fees, consulting and commissions ($104,490), materials, tooling and supplies
($69,716), and depreciation expense ($12,806). These cost increases are associated with and primarily were the Company becoming a reporting company with the SEC and the Company incurring certain costs in connection with the continuing need to change and create new parts for the Hypo-Pro in accordance with guidance suggested by certain regulatory agencies (FDA and OSHA).

Balance  Sheet  Data
--------------------

     Our combined cash and cash equivalents totaled $118,035 as of September 30, 2001. This is a decrease of $25,332 from $143,367 for the year ended December 31, 2000. As of September 30, 2001, the working capital of the Company amounted to $236,708.

     Property and Equipment was valued at $1,067,046, net as of September 30, 2001. The overall decrease of $51,851 from the year ended December 31, 2000 is due primarily to depreciation recorded for the nine months.

Liquidity  and  Capital  Resources
----------------------------------

     We are currently a development stage company and our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt and/or equity financing. We have yet to generate an internal cash flow, and until the sale of one or both of our product lines may begin, we are totally dependent upon debt and equity funding and loans from shareholders.

     In the event that we are unable to obtain debt or equity financing or are unable to obtain such financing on terms and conditions acceptable to us, we may need to severely curtail or cease our operations. This would materially impact our ability to continue as a going concern.

     At our present "burn rate" of approximately $55,000 per month, we currently believe that we will be able to satisfy our cash requirements until approximately January 2002. While no assurances are given, based upon informal discussions and prior experience with certain of our shareholders, the Company currently believes that it will be able to continue to obtain funding for at least its short term needs.

     We do not currently expect to generate a positive internal cash flow for at least approximately the next twelve (12) months due to expected increased expenditures associated in seeking FDA approval and the costs associated with commercializing our Hypo-Pro product. The weakened U.S. economy and the compounded effect from the September 11th terrorist attack on the economy makes it difficult to assess our sales prospects with any certainty.
FORM  10-QSB

Cautionary  Statements  Regarding  Forward  Looking  Statements
---------------------------------------------------------------

     Statements  in  this  Report on Form 10-QSB under the caption "Management's
Discussion and Analysis of Financial Condition and Results of Operations" as well as in P.D.C.'s other reports filed with the SEC under the Securities Exchange Act 1934, as amended, press releases or oral statements that may be made by P.D.C. or by officers, directors, or employees of P.D.C. acting on P.D.C.'s behalf, that are not historical fact constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that could cause the actual results of P.D.C. to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Factors that might cause such a difference include, without limitation, the information set forth below. In addition to statements which explicitly describe such risks and uncertainties, statements with the terms "believes," "belief," "expects," "plans," or "anticipates" and similar statements should be considered uncertain and forward-looking. All cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they may appear. We undertake no obligation to update any of such forward-looking statements.

Limited  Operating  History:  Continuing  Operating  Losses
-----------------------------------------------------------

     P.D.C. has a limited history of operations. Since its inception in September 1994, P.D.C. has engaged principally in the development of its products, including the Hypo-Pro, which has not yet been approved for sale in the United States. P.D.C. currently has no source of operating revenue and has incurred net operating losses since its inception through September 30, 2001 of approximately $3,749,249. Such losses have resulted principally from costs associated with research and development and from general and administrative costs associated with P.D.C.'s operations. P.D.C. expects operating losses will continue until at least approximately the second quarter of 2002 due principally to the anticipated expenses associated with the planned commercialization of the Hypo-Pro and other activities.

Uncertainty  of  Future  Profitability;  Going  Concern  Opinion  of Independent
--------------------------------------------------------------------------------
Auditors
--------

     P.D.C.'s ability to achieve profitability will depend in large part on its ability to obtain regulatory approvals for its Hypo-Pro product, of which no assurances are given, to develop the capacity to manufacture and market the Hypo-Pro and its other products, either by itself or in collaboration with others, and achieve market acceptance of the Hypo-Pro and its other products. There can be no assurance if and when P.D.C. will receive regulatory approvals for the development and commercial manufacturing and marketing of the Hypo-Pro or achieve profitability. In addition, successful completion of P.D.C.'s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support P.D.C.'s cost structure. Accordingly, the extent of future losses and the time required to achieve profitability are uncertain.

     P.D.C. has received an opinion from its auditors for the fiscal year December 31, 2000 stating that the fact that P.D.C. has suffered substantial losses and has yet to generate an internal cash flow raises substantial doubt about P.D.C.'s ability to continue as a going concern. This opinion may have an adverse effect on P.D.C.'s ability to raise additional funds.


Uncertain  Ability  to  Meet  Capital  Needs
--------------------------------------------

     P.D.C. will require substantial additional funds for the manufacturing and marketing of the Hypo-Pro, and the research and development, manufacturing and marketing of other proposed products and to cover operating expenses (including general and administrative expenses). P.D.C.'s future capital requirements will depend on many factors, including the following: the progress of its research and development projects; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in P.D.C.'s existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that P.D.C. may establish; and the development of commercialization activities and arrangements. Moreover, P.D.C.'s fixed commitments, including salaries and fees for current employees and consultants, equipment rent, and other contractual commitments are substantial and would increase if additional agreements are entered into and additional personnel are retained. P.D.C. does not currently expect to generate a positive internal cash flow for at least approximately twelve months, due to expected increases in capital expenditures, working capital needs, and ongoing losses, including the expected cost of commercializing the Hypo-Pro. However, P.D.C.'s cash requirements may vary materially from those now planned due to the progress of research and developmental programs, results of clinical testing, relationships with strategic partners, if any, changes in the focus and direction of P.D.C.'s research and development programs, competitive and technological advances, the FDA and foreign regulatory processes and other factors.

     P.D.C. needs additional capital to fund its operations, and is seeking to obtain additional capital through debt or equity financing, and collaborative licensing or other arrangements with strategic partners. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. There can be no assurance that additional financing will be available when needed, or if available, will be available on acceptable terms. Insufficient funds may prevent P.D.C. from implementing its business strategy and will require P.D.C. to further delay, scale back or eliminate certain of its research, product development and marketing programs, and may require P.D.C. to license to third parties rights to commercialize products or technologies that P.D.C. would otherwise seek to develop itself, or to scale back or eliminate its other operations.

Potential  Impact  of  Rising  Cost  of  Raw  Materials  and  Labor
-------------------------------------------------------------------

     The cost of raw materials from which our products are manufactured is subject to change. The price of such material has generally been increasing. Significant increases in the cost of such materials could dramatically increase the pricing of our products and adversely affect future revenues and profitability of such products. Mass production of current and new lines of products may require outsourcing to foreign manufacturers under the assumption that foreign labor may be less expensive. However, such outsourcing may lead to the risk of rising costs of the products in case of unforseen surges of costs of labor in foreign markets.

Potential Adverse Impact of Environmental Concerns Upon the Future Marketability
--------------------------------------------------------------------------------
of  One  of  Our  Products
--------------------------

     At present, some of the components which are used in the Hypo-Pro use materials that are comprised of non-biodegradable plastic fibers.

     In recent years, concern has grown over the effects of such materials on the environment due to the growing U.S. solid waste disposal "crisis", the declining landfill capacity in major metropolitan areas able to handle such materials, and the publicized hazards of "medical wastes". Although the degree to which such materials are responsible for waste disposal related problems in the U.S. is the subject of some debate, should it become the consensus that the costs and problems of disposal of such materials outweighs their benefits, such a development could have a materially adverse impact upon our operating results.

Potential  Impact  of FDA and Governmental Regulation on New Product Development
--------------------------------------------------------------------------------
for  the  Health  Care  Industry
--------------------------------

     The Hypo-Pro and other proposed related products are regulated as medical devices by the FDA pursuant to the Federal Food Drug and Cosmetic Act (the
"Cosmetic Act") and are and may be subject to regulation by other federal and state governmental agencies.

     The FDA has comprehensive authority to regulate the development, production, distribution, and promotion of medical devices. Furthermore, certain states impose additional requirements on the distribution of medical devices. The cost of complying with present and future regulations may be significant. In addition, the regulatory approval process and attendant costs may delay or prevent the marketing of products developed by P.D.C. in the future. The Mandatory Device Reporting ("MDR") regulation obligates us to provide information to the FDA on injuries alleged to have been associated with the use of a product or certain product failures that could cause injury. If the FDA believes that we are not in compliance with such law, it can institute proceedings to detain or seize products, enjoining future violations, or assess civil and/or criminal penalties against P.D.C. and our officers or employees. Any such action by the FDA could result in a material disruption of our operation for an undetermined time.

Competition
-----------

     The hospital supply and medical products sectors of the healthcare industry in which we plan to introduce the Hypo-Pro are intensely competitive. At present, we estimate that there are over 50 companies whose construction level products will compete with P.D.C.'s construction level products. Many of our competitors have far greater financial resources, larger staffs, and more established market recognition in both the domestic and international markets than P.D.C.

Potential  Impact  of  Cost  Containment  Policies  and  Volume  Buying  Through
--------------------------------------------------------------------------------
Purchasing  Consortiums  in  the  Healthcare  Industry
------------------------------------------------------

     Sectors of the healthcare market account for most of the current interest in the Hypo-Pro, our premier product, with hospitals accounting for a majority of the current interest in such product. The healthcare industry has been typified in recent years by strict cost containment measure imposed by federal and state governments, private insurers, and other "third party" payers of medical costs.

     In response to these pressures, virtually all segments of the healthcare market have become extremely cost sensitive, and, in many cases, hospital and other healthcare providers have become affiliated with purchasing consortiums charged with obtaining large quantities of needed products at the lowest possible cost. These factors, in combination, have had an adverse impact upon smaller suppliers and manufacturers who either are unable to supply the large quantities sought by these purchasing consortiums or who are unable to respond to the need for lower product pricing. We believe that we will be able to meet the demand for large quantity orders due to the availability of offshore manufacturers. Further, our management believes that the increased demand by hospitals for safety-oriented products, such as the Hypo-Pro, may also serve to offset these factors. However, there can be no assurance that we will be able to overcome to impact of these conditions in the healthcare marketplace.

Dependence  on Patent Licensing Agreement With Founder
------------------------------------------------------

     P.D.C. has certain rights pursuant to an exclusive patent licensing agreement for the Hypo-Pro, the Pocket Pitch Dial Level, the Pocket Level, the 18" Dial Level, the 18" Standard Level, the Squaring Level, the Perfect Seal and certain other construction related products. The pending patent rights are owned by the estate of David Sowers, our former Chief Executive Officer. In the event that P.D.C. breaches the patent licensing agreement, P.D.C. could lose such licensing rights which would have a material adverse effect on P.D.C. and its continued operations.

Uncertain  Ability to Protect Patents and Proprietary Technology and Information
--------------------------------------------------------------------------------

     P.D.C.'s ability to compete effectively in the medical products industry will depend on its success in protecting its proprietary technology, both in the United States and abroad. The patent positions of medical products companies frequently involve complex legal and factual questions. P.D.C. could incur substantial costs in defending any patent infringement claims or suits or in asserting any patent rights, including those granted by third parties, the expenditure of which P.D.C. might not be able to afford. No assurances are given that P.D.C. will be successful in any such proceedings.

     There can be no assurances that P.D.C. will be able to protect its rights to its non-patented trade secrets and know-how effectively. Moreover, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to P.D.C.'s trade secrets and know-how. In addition, P.D.C. may be required to obtain licenses to patents or other proprietary rights from third parties.
There can be no assurance that any license required under any patents or proprietary rights would be made available on acceptable terms, if at all. If P.D.C. does not obtain required licenses, it could encounter delays in product development or find that the development, manufacture, or sale of products requiring such licenses could be foreclosed.

Dependence  on  Market  Acceptance
----------------------------------

     There can be no assurance that physicians or the medical community in general will accept and utilize the Hypo-Pro, or any other products which may be developed by P.D.C. The extent that, and rate at which, the Hypo-Pro may achieve market acceptance and penetration will depend on many variable including, but not limited to, the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of the Hypo-Pro, the perceived advantage of the Hypo-Pro over existing technology, and P.D.C.'s manufacturing, quality control, marketing and sales efforts. There can be no assurance that the medical community will broadly accept the Hypo-Pro product. Similar risks will confront any other medical related products which may be developed by P.D.C. in the future. Failure of P.D.C.'s first health field related product and, to a lesser extent, other products to gain broad market acceptance would have a material adverse effect on P.D.C.'s business, financial condition, and results of operations.

Limited  Marketing,  Sales  and  Manufacturing  Capabilities
------------------------------------------------------------

     P.D.C. has limited internal marketing and sales resources and personnel. The Company has has entered into a sales and marketing agreement with an established medical equipment sales organization to market its Hypo-Pro product. No assurances are given as to the degree of success such organization may have marketing such product. The Company plans to engage one or more distributors to effect sales and marketing of its construction levels and is currently in discussions with one national distributor for such purposes. No assurances are given that such discussions will result in a definitive agreement or that the Company will otherwise be successful in marketing such products.

     P.D.C. currently manufactures certain components of the Hypo-Pro and contracts with third parties for the manufacture of certain other Hypo-Pro components. P.D.C. will continue to be materially reliant upon the manufacturing capabilities of such or other third parties for such components. While P.D.C. is capable of and does manufacture its construction levels on a limited basis, it will be required to subcontract volume orders, if received, with one or more third parties, on whom the Company will be materially dependent for such purpose.

Dependence  on  Third  Parties
------------------------------

     Third parties must adhere to all rules and regulations enforced by the FDA through its facilities inspection program, including passing a facilities plant inspection, before the FDA will grant P.D.C. pre-market approval. There can be no assurance that such third-party manufacturers on whom P.D.C. depends for the manufacture of certain Hypo-Pro components will be in compliance with such rules and regulations, the failure of which would have a material adverse effect on P.D.C.'s business.

     The qualification of additional or replacement suppliers for certain components of the Hypo-Pro device or services can be a lengthy process. If P.D.C. encounters delays or difficulties with its third-party suppliers in producing, packaging, or distributing components of the Hypo-Pro, as it has from time to time experienced concerning the production of certain components, market introduction and subsequent sales would be adversely affected. P.D.C. also may have to rely on alternative sources of supply. In such case, there can be no assurance that P.D.C. will be able to enter into alternative supply arrangements at commercially acceptable terms, if at all. If P.D.C. is unable to retain or obtain third party manufacturers on commercially reasonable terms, it may not be able to commercialize its products as planned. P.D.C.'s dependence upon third parties for the manufacture of the Hypo-Pro components may adversely affect P.D.C.'s profit margins and its ability to develop and deliver its products on a timely and competitive basis.

Penny  Stock  Regulations  and  Restrictions
--------------------------------------------

     The SEC has adopted regulations, which generally define penny stock to be an equity security that has a market price of less than $5.00 per share. At present, the market price of P.D.C.'s common stock is substantially less than $5.00 per share, and therefore is considered a penny stock under such regulations. Such a designation requires any broker/dealer selling such securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser, and determine that the purchaser is reasonably suitable to purchase such securities. These rules may restrict the ability of broker/dealers to sell P.D.C.'s common stock and may affect the ability of investors to sell their shares.

Possible  Volatility  of  Stock  Price
--------------------------------------

     The price of P.D.C.'s common stock has fluctuated substantially since it began trading on the OTC Bulletin Board on May 6, 1998. The market price of the shares of the common stock is likely to continue to be highly volatile. Factors such as the timing and results of our submission of the Hypo-Pro to the FDA for approval, the success of our efforts to secure equity or debt funding, developments in patent or other proprietary rights of P.D.C., or its competitors, including litigation, fluctuations in P.D.C.'s operating results, and market conditions, could have a significant impact on the future price of our common stock.

Control  by  Management
-----------------------

     Management of P.D.C. and family members currently own approximately 48% of the outstanding common stock of P.D.C. Since P.D.C. 's shares do not have cumulative voting rights, such persons are in a position to control the policies of P.D.C.

PART  II.    OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

Pending  Litigation
-------------------

     On July 6, 2000, P.D.C. entered into a Plan of Merger with Sterile-Pro, Inc. with P.D.C. being the survivor. Prior to the merger, Sterile-Pro issued an 8% Series A Senior Subordinated Convertible Redeemable Debenture for a total aggregate amount of $1,000,000.00 due July 5, 2002. Pursuant to the Plan of Merger, the rights and obligations of Sterile-Pro with respect to the Sterile-Pro Licensing Agreement and the Sterile-Pro Debenture became obligations of P.D.C. The Debenture was discounted 10% of its face value and is convertible into common stock at a conversion price equal to 70% of the lowest closing bid price of the common stock for any of the 3 consecutive trading days immediately preceding the date of receipt of the conversion notice.

     In July 2000, Rock Solid Group L.L.C. ("Rock Solid Group"), Venice Holdings L.L.C. ("Venice Holdings") and Creative Holdings, L.L.C. ("Creative Holdings") funded $733,488, which includes attorney's fees and costs of approximately $24,448. Creative Holdings converted an aggregate of $255,500 of the Debenture for a total of 6,393,117 shares. In addition, in December 2000 it noticed an additional $80,000 for conversion. Due to the low price of P.D.C.'s common stock and other matters, we refused to honor the conversion. In March 2001, the Debenture holders threatened legal action to force the conversion of the Debenture or in the alternative to rescind the debenture purchase agreement and recoup the amount of their investment.

     On or about July 18, 2001, a lawsuit was filed against P.D.C. by Creative Holdings, Rock Solid Group and Venice Holdings in the United States District
Court for the District of Colorado, Civil Action No. 01-WM-1345, alleging breach of a financial obligation by P.D.C. Prior to P.D.C. filing an answer and/or counterclaim to the suit, the plaintiffs agreed to drop the suit and P.D.C. did not pay any moneys to the plaintiffs to resolve the suit. Each party has agreed to execute mutual releases which are anticipated to be executed in November 2001 and the case is expected to be dismissed by the court.

ITEM  2.     CHANGES  IN  SECURITIES

     For the period July 1, 2001 through September 30, 2001, the Company sold the following securities pursuant to Section 4(2) under the Securities Act of 1933, as amended, based upon the limited number of offerees, their relationship to the Company, the number of shares offered in each offering, the size of the respective offerings, and the manner of each offering:

     On August 22, 2001, the Company issued 5,000,000 shares of its common stock to an existing accredited shareholder, Frank Bertrand, for gross proceeds of $250,000 or $.05 per share.

     In April 2001, we entered into a funding agreement with IDT Group, Inc. ("IDT") for an aggregate installment payment purchase price of $1,000,000. To date, IDT has funded $200,000 of the $1,000,000, and has received 3,278,689 restricted shares at a purchase price of $.061 per share. In addition, we were required to escrow an additional 4,918,032 restricted shares as security for a 30% return on IDT's investment based upon the $.061 per share price. We also agreed to register the resale of the shares purchased by IDT. A registration statement on Form SB-2 has been filed with the SEC in connection with this transaction.

     If the registration statement is not declared effective within 90 days from May 2, 2001, P.D.C. is required to pay, as liquidated damages, 2% of the principal amount of the shares. After 120 calendar days, P.D. C. is required to pay 3% of the principal amount of the shares for each 30-day period, or portion thereof, that the registration statement is not declare effective. To date, the registration statement has not been declared effective.

Executive  Officers
-------------------

     In June 2001, Vernon Leroy Sowers, our Chief Executive Officer, and a Director passed away. Harold Harris, a Director of P.D.C., was appointed as Interim Chief Executive Officer and Michael Hiler as Interim Chief Operating Officer. Sandra Sowers continues to hold the office of President. We now have two directors on our Board, Sandra Sowers and Harold Harris.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

          None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          None.

ITEM  5.  OTHER  INFORMATION

          None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (a)  Exhibits  -  None.

          (b)  Reports  on  Form  8-K  -  None.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         P.D.C. INNOVATIVE INDUSTRIES, INC.
                                                     (Registrant)


Date:  November 19, 2001                    By:  /s/  Harold Harris
                                                 -----------------------------
                                                 Chief Executive Officer
                                                 (Principal Financial Officer)