Form 10KSB
period 2001-12-31
P D C INNOVATIVE INDUSTRIES INC
filed 2002-04-16
CIK 1093984

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         COMMISSION FILE NUMBER 0-27157

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                      ------------------------------------
             (Exact name of Registrant as specified in its charter)

       NEVADA                                                    65-0789306
---------------------------------                             ----------------
(State or other jurisdiction                                   (IRS Employer
 of incorporation or organization)                           Identification No.)

3701 N.W. 126TH AVE, BAY 5, CORAL SPRINGS, FL                         33065
---------------------------------------------                      ----------
(Address of principal executive offices)                           (Zip Code)

       Registrant's telephone number, including area code: (954) 341-0092

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.001 PAR VALUE
                          -----------------------------
                                (Title of class)

         Check whether the registrant:(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                          Yes    X     No
                             --------    --------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or amendment to this Form 10-KSB. [ ]

         The Registrant had no revenue for the fiscal year ended December 31, 2001.

         The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of April 2, 2002 was approximately $10,425,748 based on the closing price of the Registrant's common stock on such date as reported on the Over-the-Counter Bulletin Board.

         As of April 2, 2002, the Registrant had 100,931,071 shares of common stock, par value $.001 per share outstanding.

Documents Incorporated By Reference:  None

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

         References in this report to "we" and "our" are to P.D.C. Innovative Industries, Inc. (and its wholly-owned subsidiary, MAS Acquisition XIV Corp., which collectively may also be referred to herein as the "Company").

         P.D.C. Innovative Industries, Inc., a Florida corporation ("P.D.C. Florida"), was originally incorporated in the State of Florida in December 1997.

         On January 22, 1998, P.D.C. Florida merged with Kenneth C. Garcia, Inc., a Nevada corporation ("Garcia") and existing public company which subsequently changed its name to P.D.C. Innovative Industries, Inc. ("P.D.C."). Pursuant to the merger, 2,450,000 restricted shares of Garcia were issued to the sole shareholder of P.D.C. Florida, Mrs. Sandra Sowers and the Garcia shareholders retained 1,000,000 shares. Such merger was approved by all of the members of the Board of Directors of Garcia and shareholder approval was not required of the Garcia shareholders. Such transaction was effected by unrelated parties in an arms length transaction on terms deemed reasonable by such parties and no fairness opinion was rendered.

         In January 1999, P.D.C. effected a 1:40 reverse stock split, which was approved by the holder of a majority of the issued and outstanding voting shares of such entity.

         On March 2, 2000, P.D.C. became the successor to MAS Acquisition XIV Corp., an Indiana corporation and a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and continued to maintain P.D.C.'s December 31 fiscal year end. P.D.C. acquired approximately 96.8% of the outstanding shares of the common stock of such entity from its controlling shareholder, MRC Legal Services Corporation, and issued an aggregate of 3,956,000 shares of P.D.C. common stock in connection with such exchange transaction. A reverse stock split was then effected whereby P.D.C. became the sole shareholder of MAS Acquisition XIV Corp. Such transaction was approved by the Board of Directors of each of MAS Acquisition XIV Corp. and P.D.C. and did not require the approval of the shareholders of either entity.

         On July 6, 2000, P.D.C. entered into a plan of merger with Sterile-Pro, Inc., a Florida corporation ("Sterile-Pro"), with P.D.C. being the survivor. Sterile-Pro's principal asset was the right to develop and market a device known as the Hypo-Pro 2000 ("Hypo-Pro") (formerly known as "Sterile Pro 2000") which rights it acquired from Mr. David Sowers, who was the then Chief Executive Officer of P.D.C. and whose estate currently owns the patent rights to such product.

         The Hypo-Pro is a device designed to dispose of contaminated hypodermic syringes at the site of use, i.e., hospital, doctor's office, lab, etc. The device is designed to reduce, in an enclosed environment, the entire instrument to small, decontaminated particles, which can be disposed of as conventional trash. See "Our Products" below.

         Prior to the merger, Mr. David Sowers, his wife, Sandra, and his son Vernon Leroy, owned 27,010,000 shares of Sterile-Pro common stock and an aggregate of 14,500,000 shares of P.D.C.'s common stock. Immediately after the merger, which was approved by all of the shareholders of Sterile-Pro and 50.75% of the issued and outstanding shares of P.D.C., they owned an aggregate of 45,000,000 shares of P.D.C.'s common stock, or approximately 61% of the total number of shares then issued and outstanding. Pursuant to such merger, P.D.C. assumed certain convertible debenture issuance obligations of Sterile-Pro in the aggregate principle amount of $1,000,000. No fairness opinion was issued in connection with such merger transaction, which was not effected pursuant to arms length negotiations but which terms were nevertheless considered reasonable.

Licensing Agreement
-------------------

         As stated above, Sterile-Pro had acquired certain rights from Mr. David Sowers to enable Sterile-Pro to begin to develop and sell the Hypo-Pro. Mr. Sowers also then held the ownership rights to various other products (which rights are now held by his estate), and on June 8, 2000, he and P.D.C. entered into a separate exclusive licensing agreement pursuant to which P.D.C. was granted rights to develop, manufacture, and distribute certain products, which consist of the:

         - Hypo-Pro
         - Tri-Level Family
         - Perfect Seal
         - Flush Mizer
         - Mulching Blade

         In consideration for his grant to P.D.C. of this license, P.D.C. issued 12,000,000 shares of its common stock to Mr. Sowers' designee, Mrs. Sowers, subject to certain anti-dilution rights. Such license agreement provides for the following royalties to be paid, based upon the net selling price of all products and goods in which the patents for such products are used, before taxes and after deducting the direct cost of the product and commissions or discounts paid:

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

         Such license agreement was subsequently modified per the terms of an October 1, 2001 executed written consent of the Company's then Board of Directors, comprised of Mrs. Sandra Sowers (also the administrator and beneficiary of the estate of David Sowers at such time) and Mr. Harold H. Harris, to provide that the Company be in receipt of $10,000,000 in revenue before any royalties are paid. The term of such license agreement is for the life of the patent and any renewal thereof, subject to termination under certain conditions, including non-compliance with its terms.

         We plan to manufacture and distribute the products described below.

Our Products
------------

Hypo-Pro
--------

         In the last year, we have devoted substantially all of our efforts and resources to the further development and refinement of the Hypo-Pro. The Hypo-Pro is a patent-pending device designed to dispose of contaminated hypodermic syringes. The device reduces, in an enclosed environment, the entire instrument to small, decontaminated particles which can be disposed of as conventional trash. This approach significantly reduces physical hazards to nurses or phlebotomists after injections or draws, reduces bacterial growth within and around collection boxes and aerolization of infectious agents, limits risks of injury or infection to waste-handling personnel, cuts costs of disposal, including collection, handling, paperwork and specialized transport as well as limits potential cross-contamination with the hospital, office and environment due to handling and moving of contaminated waste.

         We plan to market such device to hospitals and larger health clinics where higher volume usage justifies a dedicated machine at each usage point. We also plan to have at least two additional designs that would be available for smaller medical offices as well as a larger batch mode version. We currently have five proto-types of such device and recently tested such device in a local hospital and a local fertility clinic in response to a suggestion by FDA personnel in an August 2001 meeting with P.D.C. that they would be interested in seeing the results of such device being tested in medical facilities for approximately two weeks. The comments that were received from one of such facilities were generally constructive and we are awaiting comments from the other facility which are anticipated shortly.

         Although aware of safety protocols when dealing with contagious infectious illnesses, medical personnel are still subjected to thousands of penetrations with intrusive instruments each year with serious consequences, including possible life-threatening conditions, and the substantial cost of ongoing treatment and testing for their employment facility. Despite stringent regulations by the Occupational Safety Hazard Agency ("OSHA"), Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), and others, problems persists mainly because used contaminants are not destroyed, sterilized or decontaminated, but merely covered and stored, leaving the physical and biological hazards undiminished during storage, collection and transport to a licensed incinerator, usually off site. The Hypo-Pro is planned to prevent injury from contaminated needles and destroy biological hazards at the site of use.

         At such time as when product sales may commence, we plan to obtain product liability insurance in such amount as we deem reasonable; however, no assurances are given that we will be able to obtain or afford such insurance. See "Insurance" below.

Food and Drug Administration Application and Approval Process
-------------------------------------------------------------

         The United States Food and Drug Administration (the "FDA") has regulatory authority over the testing, manufacturing, and sale of the Hypo-Pro in the United States. Pursuant to the Federal Food, Drug and Cosmetic Act (FD&C Act"), the FDA classifies medical devices intended for human use into three classes: Class I, Class II, and Class III.

         In general, Class I devices are products for which the FDA can determine that the safety and effectiveness can be reasonably assured by general controls under the FD&C Act relating to such matters as adulteration, misbranding, registration, notification, records and reports, and "Quality Systems Regulations ("QSRs") (formerly the Good Manufacturing Practices (GMP) regulations). Class II devices are products for which the FDA determines that these general controls are insufficient to provide reasonable assurance of safety and effectiveness, and that require special controls such as the promulgation of performance standards, post-market surveillance, patient registries, or such other actions as the FDA deems necessary. Class III devices are devices for which the FDA has insufficient information to conclude that either general controls or special controls would be sufficient to assure safety and effectiveness, and which are life-supporting, life-sustaining, of substantial importance in preventing impairment of human health (e.g., a diagnostic device to detect a life-threatening illness), or present a potential unreasonable risk of illness or injury due to, for example, noxious or toxic fumes emissions.

         A medical device is ultimately classified by the FDA as either a Class 1, Class II or Class III device. Class I devices are subject to general controls which are applicable to all devices. Such controls include regulations regarding FDA inspection of facilities, QSR's, labeling, maintenance of records, and filings with the FDA. Class II devices must meet general performance standards established by the FDA before they can be marketed and must adhere to such standards once on the market. Class III devices require individual pre-market approval by the FDA before they can be marketed, which can involve extensive tests to prove safety and efficacy of the device.

         The FD&C Act further provides that, unless exempted by regulation, medical devices may not be commercially distributed in the United States unless they have been approved or cleared by the FDA. There are two review procedures by which medical devices can receive such approval or clearance. Some devices may qualify for clearance under a
Section 5-10(k) procedure, which we believe based upon informal discussions to date with FDA personnel, is applicable to the Hypo-Pro. The other review procedure, which we do not believe applies to the Hypo-Pro, is an application to the FDA for pre-marketing approval ("PMA") before marketing can begin. PMA applications must demonstrate, among other matters, that the medical device is safe and effective. A PMA application is typically a complex submission, usually including the results of clinical studies, and preparing an application is a detailed and time-consuming process.

         Each manufacturer of medical devices is required to register with the FDA and also to file a "5-10(k) Notification" (the "Notification") before initially marketing a new device intended for human use. The manufacturer may not market such new device until 90 days following the filing of such Notification unless the FDA permits an earlier marketing date. The FDA, prior to the expiration of the 90-day period, may notify the manufacturer that it objects to the marketing of the proposed device and thereby may delay or preclude the manufacturer's ability to market that device. The FDA may also require further data from, or testing by, the manufacturer.

         Any products manufactured or distributed by P.D.C. pursuant to FDA approval are, or will be, subject to continuing regulation by the FDA. The FD&C Act also requires that our products be manufactured in a establishment registered with the FDA which, prior to marketing approval being given by the FDA for such products, will be subject to FDA inspection in accordance with QSR. Labeling, advertising and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. P.D.C. and the manufacturers of our products or product components may be inspected on a routine basis by both the FDA and the individual states for compliance with current QSR regulations and other requirements.

         The export of medical devices is also subject to regulation in certain instances. In addition, the marketing and use of the Company's products may be regulated by various state agencies.

         The Mandatory Device Reporting ("MDR") regulation obligates us to provide information to the FDA on injuries alleged to have been associated with the use of a product or certain product failures that could cause injury. If due to FDA inspections, MDR reports or other information, the FDA believes that we are not in compliance with applicable law, the FDA can institute proceedings to detain or seize products, enjoin future violations, or assess civil and/or criminal penalties against us, our officers or employees. Any such action could disrupt our operations for an undetermined time and have a material adverse effect upon our business.

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

         In the case of the Hypo-Pro, we have had discussions and a meeting in August 2001 with

FDA personnel explaining our product and requesting that the FDA assist us in classifying the Hypo- Pro device and outlining the preparatory documentation that will need to be submitted prior to product submission. We have filed Forms 2891(Initial Registration of Device Establishment] and 2892 (Device Listing), registering both P.D.C. and the Hypo-Pro in the FDA system. More recent informal comment from the FDA indicates that the device, while currently considered a Class III product, may be reclassified as a Class II product depending upon the results of testing by an independent laboratory currently being undertaken, concerning noxious and/or toxic fumes emissions. Following the Company's receipt of such independent laboratory test results, which are anticipated shortly, the Company plans to submit a Section 5-10(k) application to the FDA in Rockville, Maryland for approval. Such application process is currently anticipated to take up to approximately 120 days.

         In January 2001, P.D.C. entered into a Medical Device Prototype Manufacturing Agreement with Biopass Medical Systems ("Biopass") located in Parkland, Florida to provide the final design, five prototypes, manual and operating instruction for the Hypo-Pro. Biopass, through its President, Jay Brussels, has a history of completing prototype medical device mechanisms for the FDA. The initial prototypes have been completed and delivered to the Company together with user manual documentation. Such prototypes continue to be further refined and additional documentation for Underwriters Laboratories, Inc. ("UL"), OSHA and possibly other regulatory authority submission purposes is anticipated to be completed and delivered shortly.

         The Company has completed its contractual payment obligations to Biopass for work performed to date and currently engages Biopass on an hourly basis.

         In March 2001, we entered into a twelve month consulting agreement with Devices & Diagnostic Consulting Group, Inc., a medical devices consulting firm located in Rockville, Maryland. As part of their engagement such firm presently and will:

         - Provide guidance for, and assist with, preparation of regulatory documents for submission to the FDA and foreign health agencies.

         - Assist in the design, conduct, analysis, and reporting of results from medical device clinical studies.

         - Communicate with the FDA and foreign regulatory agencies and governments.

         - Assist in securing International product registrations.

         - Assist in the development and maintenance of a domestic and internationally compliant quality system.

         - Provide appropriate referral of individuals deemed beneficial to meet the above objectives.

         - Be available for consultation with our employees.

         Such firm continues to provides these services on an as needed basis at an hourly rate.

OSHA Regulations
----------------

         In January 1992, OSHA issued comprehensive federal regulations aimed at establishing new protective standards to minimize occupational exposure to various bloodborne pathogens such as Hepatitis and the HIV virus associated with AIDS. OSHA determined, after a study of the need for such regulations, that employees face a significant health risk as a result of occupational exposure to blood and other potentially infectious materials and concluded that this exposure can be minimized or eliminated using a combination of work practice controls, personal protective clothing and equipment, training, and medical surveillance.

         OSHA continues to stress the need for zero tolerance of hospital infectious disease controls, including the handling of contaminated syringes and other small contaminants, that remain in the hospital and clinic environment after use on a patient. OSHA estimates that 5.6 million workers in the healthcare industry and related occupations are at risk of occupational exposure to bloodborne pathogens. According to the NIOSH Alert in March 1999, it is estimated that 600,000 to 800,000 needle stick injuries and other percutaneous injuries occur annually among healthcare workers. Studies show that nurses sustain the majority of these injuries and that as many as one-third injuries relating to sharps (the term generally applied to various devices that collect contaminated syringes and other contaminants) usage have been reported to be related to the disposal process. The Center for Disease Control estimates that 62% to 88% of sharps' injuries can potentially be prevented by the use of safer medical devices. Needle stick injuries and other sharp-related injuries that result in occupational bloodborne pathogen exposure continue to be an important public health concern.

         In response to this situation, Congress passed the Needlestick Safety and Prevention Act, which became law on November 6, 2000. To meet the requirements of this Act, OSHA has revised its Bloodborne Pathogens Standard (29 CFR 1910.1030), effective April 18, 2001. Such standard applies to all employers with reasonably anticipated occupational exposure to blood or other potentially infectious materials. Some of the new and clarified provisions in the Standard apply only to healthcare activities, but some of the provisions apply to non-healthcare as well as healthcare activities. The main provisions include:

         - an expanded definition of "engineering controls" in the standard, to include devices with engineered sharps-injury protection, meaning devices with built-in safety features or mechanisms. The previous standard only listed sharps disposal containers and self-sheathing needles as examples of devices that removed the bloodborne pathogens hazard from the workplace.

         - A requirement that healthcare facilities create written exposure-control plans that reflect changes in technology that reduce exposure to bloodborne pathogens. Facilities must document the consideration and use (at least annually) of devices designed to minimize exposure.

         - A requirement that each facility maintain a sharps-injury log with detailed information on percutaneous injuries. This includes the department where the injury occurred, the type and brand of device involved, and an explanation of how it happened.

         - The participation of non-managerial healthcare workers in the identification, evaluation, and selection of safety-engineered sharps devices and other safety controls. Facilities must document this involvement in the exposure-control plan.

         While federal OSHA standards do not apply to public sector employees, there are 24 states with their own OSHA-approved occupational safety and health plans which must now adopt a comparable standard or amend their existing standard if it is not at least as effective as the federal standard in the public sector.

         Generally, in order for equipment to be viewed by OSHA as decontamination equipment, such equipment must be puncture resistant, leak proof, closable and may have to be identified as biohazardous depending upon whether noxious or toxic fumes are emitted. The term "decontamination" is defined by OSHA in its regulations to mean the removal of hazardous substances from employees and their equipment to the extent necessary to preclude the occurrence of foreseeable adverse health effects.

         Management believes that these regulations may have a materially favorable impact upon our future planned sales of our Hypo-Pro product.

         In September 2001, P.D.C. personnel met with OSHA representatives in Atlanta, Georgia at which time the Hypo-Pro was demonstrated. Such meeting had been arranged for the purpose of the FDA having OSHA as a reviewing agency determine compliance of P.D.C.'s Hypo-Pro with OSHA's Bloodborne Pathogen Standard and other safety regulations related to sharps containers. The OSHA representatives at such meeting made a number of recommendations relating to safety factors dealing, generally, with visibility, labeling and handling factors which the Company has since addressed by making appropriate modifications as suggested by OSHA, the FDA and UL. P.D.C. was further advised at such meeting that if laboratory testing confirmed the processed contaminant as decontaminated and the bloodborne hazard removed then, per OSHA's definition of "decontaminant," the processed product would no longer be a hazardous material. It was confirmed at such meeting by such OSHA personnel that P.D.C.'s Hypo-Pro meets OSHA's regulations on bloodborne pathogens (29 CFR 1910.1030) and that P.D.C. may represent such finding in its 5-10(k) application to the FDA. A second meeting with OSHA personnel was held at OSHA's main Washington D.C. office on February 27, 2002 and follow-on discussions have also ensued.

Marketing
---------

         Management believes that the primary markets for P.D.C.'s Hypo-Pro will be in the public and private healthcare sectors, divided essentially into three broad categories (i) hospitals; (ii) "alternative site" facilities (including surgical centers, nursing homes, and elderly care facilities and clinics); and
(iii) small medical offices.

         Primary customers are anticipated to be the single end-user, purchasing associations or consortiums of various kinds - a dominant feature in the hospital sector - and various federal, state and local government bodies (the majority of whose purchases are open to competitive bidding).

         The primary channels of distribution are planned to include medical supply distributors, dealers who specialize in the medical and hospital markets, and firms purchasing P.D.C.'s products for resale under "private label" arrangements for other suppliers and retailers.

         On February 24, 2001, we entered into a one year exclusive marketing agreement with Mr. Ron Epstein, acting individually and under certain circumstances in association with Clearlake Financial Corporation ("Clearlake"), a medical equipment finance and leasing company located in Hialeah, Florida which is involved in the sale of medical equipment to hospitals and other medical facilities. Such agreement provided by its terms for the issuance of 500,000 shares of P.D.C. common stock to Mr. Epstein.

         On February 7, 2002, P.D.C. entered into an interim agreement with Mr. Ronald Epstein & Associates pursuant to which Mr. Ronald Epstein &Associates was retained to consult, market and sell the Hypo-Pro on a worldwide basis. Pursuant to such interim agreement, effective until March 31, 2002, Mr. Epstein was issued 1,200,000 shares of P.D.C. common stock.

         On February 7, 2002, P.D.C. entered into an interim agreement with John
G. Carlson pursuant to which Mr. Carlson was retained to consult, market and sell the Hypo-Pro on a worldwide basis. Pursuant to such interim agreement, effective until March 31, 2002, Mr. Carlson was issued 1,000,000 shares of P.D.C. common stock at a purchase price of $.01 per share.

         P.D.C. anticipates shortly entering into a definitive agreement with each of Mr. Ronald Epstein & Associates and John G. Carlson whereby such parties will jointly consult with P.D.C. and seek to market and sell the Hypo-Pro on a worldwide basis.

Competition
-----------

         The medical waste disposal sector is highly competitive and is presently dominated by Baxter International, Inc. Johnson & Johnson, Kimberly-Clark, Steri-Cycle, Waste Management, BMI and other large suppliers who, generally, manufacture and sell smaller and larger medical waste disposal system products which store, and in some instances, treat certain contaminated medical instruments until removed for further treatment but do not themselves decontaminate such instruments. There are generally substantial disposal costs associated in connection with contaminated products.

         We plan to develop a niche market within such industry through our planned ability to decontaminate commonly used syringes through the use of a medical product device which is both portable and relatively simple to maintain. We believe such factors distinguish our product from the generally larger, not portable, and substantially more expensive products offered by such competitors. No assurances are given, however, that such factors will cause our product to successfully compete.

         We further believe that the patent pending status of the Hypo-Pro together with the application and review time necessary for FDA approval of a similar type device may provide the

Company certain competitive advantages over prospective competitors, at least for some period of time after the Hypo-Pro may receive FDA approval. No assurances can be given, however, that P.D.C. is correct in its belief.

Intellectual Property Protection
--------------------------------

         P.D.C. has filed a patent application for the Hypo-Pro with the U.S. Patent and Trademark Office, which application is currently pending.

Suppliers
---------

         The Hypo-Pro is primarily comprised of high-grade machined aircraft aluminum, a power PC board and an electric motor, heater, blower, cooling fan and viewing lamp. All of such materials and components are readily available from numerous suppliers at competitive pricing.

Manufacturing
-------------

         P.D.C. currently manufactures certain components planned to be used for additional Hypo-Pro prototypes, but generally plans following the time we may receive FDA approval for such product to subcontract out its manufacture. P.D.C. believes, based upon informal discussions with a number of health care device industry manufacturing participants, that there are a number of domestic and foreign manufacturers with whom P.D.C. can subcontract its manufacturing requirements at competitive rates whom also satisfy applicable quality assurance standards.

Other Products
--------------

         We have manufactured on a limited basis and have available inventory to manufacture various levels and certain other products as discussed below. We are currently in discussions with a prominent national retail distributor of construction and home improvement products to sell and distribute our Tri-Level Family of products. No assurances are given, however, that a distribution agreement with such distributor will be consummated. In such event, the Company plans to pursue discussions with other national and local distributors. We have intermittently attempted to effect sales through in-house personnel of such products to distributors and retail hardware stores and chains but have not generally been successful in such efforts due to lack of sufficient funds for marketing, and unsatisfactory wholesale pricing offers to date.

The Tri-Level Family
--------------------

          The Pocket Pitch Dial Level
          ---------------------------

         The Pocket Pitch Dial Level has an adjustable center level dial and bulb, is a 4" fixed length and weighs 6 ounces. This pocket-sized, belt-attachable level, offers the convenience of an integrated 360-degree rotating center level bulb & dial for use in limited space areas. Due to this level's design, in addition to standard level applications for horizontal and vertical calibration, adjustment and leveling, the Pocket Pitch Level is specifically designed using machined aircraft aluminum to be uniquely valuable in all situations where zero tolerance precision in variable degree leveling is required, including roof pitch, plumbing pitch and other non-standard, variable pitch angle measurements.

         The Pocket Level
         ----------------

         The Pocket Level has a fixed center level bulb, is a 4" fixed length and weighs 3 ounces. Similar to the Pocket Pitch Level, this level is also designed for easy transport and use in cramped, limited space areas. Due to this level's design, the Company believes this level's machined-aircraft aluminum zero-tolerance angle measurement is more precise than any competitive mechanical level currently marketed. This level is designed to be used in all situations where horizontal leveling is desirable, including carpentry, glasswork, cabinetry, plumbing, and framing applications where exact horizontal adjustment or measurement is required.

         The 18" Dial Level
         ------------------

         The 18" Dial Level has an adjustable center level dial and bulb, an 18" collapsed length (extends to 24" and 30"), and weighs 40 ounces. This level offers the convenience of an integrated 360 degree variable pitch (variable angle) rotating center level bulb and dial. The 18" Dial Level adjusts to work area and takes the place of three separate conventional levels (18", 24" and 30" when fully extended). Due to this level's design, management believes this level's machined-aircraft aluminum zero-tolerance angle is more precise than any competitive mechanical level currently marketed. In addition to standard level applications for horizontal and vertical calibration, adjustment and leveling, the 18" Dial Level can be expanded to fit the work area and is specifically designed to be uniquely valuable in all situations where zero-tolerance precision in variable degree leveling (0-45 degrees) is required, including roof pitch, plumbing pitch, and other non-standard variable pitch angle measurements.

         The 18" Standard Level
         ----------------------

         The 18" Standard Level has a fixed center level dial and bulb, an 18" collapsed length (extends to 24" and 30") and weighs 26 ounces. Similar to the 18" Dial Level, but without the variable angle rotating center level and bulb, this zero-tolerance level also adjusts to the work area and takes the place of three non-adjustable separate levels (18", 24" and 30" when fully extended). In all situations where zero-tolerance precision is required for standard (non-variable) horizontal and vertical calibration, adjustment and leveling, including flexible work space applications in carpentry, glass work, cabinetry, plumbing, framing and other construction jobs, the 18" Standard Level is specifically designed due to its use of machined aircraft aluminum to be uniquely valuable.

         The Squaring Level
         ------------------

         The Squaring Level is similar in appearance to a traditional framing square. However this Squaring Level's 90 degree arms extend to 12" and can be extended to 12" x 18" and 18" x 18" squaring levels on both ends, 45 degree squaring level at arm joint. This level weighs 32 ounces, can be custom engraved, and is available in a selection of colors. In addition to providing zero-tolerance 90 and 45 degree framing guidance, the Squaring Level can be used to provide absolutely precise horizontal or vertical leveling. The Squaring Level is specifically designed due to its use of machined aircraft aluminum to be uniquely valuable in any situation where zero-tolerance 45 or 90 degree framing or horizontal and vertical calibration, adjustment and leveling is desirable. Applications include finished carpentry, glass and mirror work, cabinetry, standard framing, and other exacting construction jobs.

Perfect Seal
------------

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

Flush Mizer
-----------

         The Flush Mizer is designed to address the problem of water conservation acute in many parts of the United States and abroad. Flush Mizer is a double flapper valve, which universally fits most toilet tanks and saves approximately 30% of tank water per flush of liquid waste. Since flushing liquid waste accounts for the major part of the usage of toilet facilities, the Flush Mizer is designed in such a way that an up-motion of the handle provides for water-saving liquid waste flushing, while a down-flush motion of the handle provides for solid waste flushing, maintaining full flush.

Inventory
---------

         There are currently in excess of 5,000 high quality levels in our inventory, available for sale. The sale of these levels in inventory if effectuated, of which no assurances are given, would result in approximately $150,000 cash to P.D.C. if sold at current wholesale prices.

Competition
-----------

         Many of our competitors for such types of products have substantially greater financial, manufacturing and resources than we do. The principal elements of competition are quality, service, delivery, price, and meeting customer requirements. We believe that, if and when we begin to effect sales, we will account for only a small portion of aggregate national sales of similar products. However, we believe that the quality of our products may give us a competitive advantage.

Supplies and Suppliers
----------------------

         The raw materials, parts and components used by us in manufacturing our products are generally available. We seek to maintain multiple sources of the parts and materials we purchase from suppliers; however, certain customers could limit and/or designate specific suppliers, and the availability of such parts and materials could affect our ability to fill those customers' orders on a timely basis. We believe that the interruption of our relationships with suppliers would not have a material adverse effect over the long-term, as parts and materials suitable for the production of the types of these products P.D.C. manufactures are available from other suppliers.

Marketing and Distribution
--------------------------

          We anticipate that the primary markets for P.D.C.'s Tri-Level Family, Perfect Seal and Flush Mizer products are stores that sell to construction and home-remodeling customers, such as Home Depot, Ace Hardware, smaller chain stores, and individual wholesalers. However, we cannot assure that we will be able to induce any of these chains to do business with us. Primary sales and marketing techniques will include direct sales visits, mailings and attendance at various trade shows.

Employees
---------

         As of December 31, 2001 we employed a total of 9 full-time employees, including our Interim Chief Executive Officer, Mr. Harold Harris, who recently passed-away, our President, Mrs. Sandra Sowers and our Chief Operating Officer, Mr. Michael Hiler. We currently employ a total of 8 full-time employees, including our President and our Chief Operating Officer who, on an interim basis, has assumed many of Mr. Harris' responsibilities and has recently been appointed Acting Chief Executive Officer. If P.D.C. determines to utilize in-house personnel to engage in sales and marketing activities and/or increased manufacturer/assembly activity, it will require additional personnel, both skilled and unskilled. Although P.D.C. believes that the personnel it may require are readily available at competitive rates, no assurance can be given that we will be able to attract the type and quantity of employees our operations may require; further, even if such personnel are available, no assurance can be given that they can be hired on terms favorable to P.D.C. We believe that our relations with our employees are good. None of our employees are represented by a labor union.

Insurance
---------

         Due to the decrease in the number of insurance carriers willing to provide product liability insurance, especially in the healthcare industry, product liability insurance availability has been significantly reduced and premiums have increased dramatically over recent years. At present, we do not maintain product liability insurance. Although we intend to obtain such insurance coverage after such time as we may receive FDA approval for the Hypo-Pro, there can be no assurance that we will be able to obtain insurance for a reasonable, affordable premium. The inability to obtain such insurance could have a materially adverse effect upon our business, financial condition and future prospects.

ITEM 2.  DESCRIPTION OF PROPERTY

         P.D.C.'s corporate offices and manufacturing facility are located at 3701 NW 126th Avenue, Corporate Park, Bay 5, Coral Springs, Florida. Such facility, which occupies approximately 11,000 square feet, is subject to a base rent, including sales tax, of $5,618 per month, with an annual cost of living adjustment over the term of the lease. The lease expires on August 31, 2005. We believe that our facility is adequate for our current and reasonably foreseeable future needs.

ITEM 3.  LEGAL PROCEEDINGS

         On July 6, 2000, P.D.C. entered into a plan of merger with Sterile-Pro with P.D.C. being the survivor. Prior to the merger, Sterile-Pro was committed to issue an 8% Series A Senior Subordinated Convertible Redeemable Debenture for a total aggregate amount of $1,000,000.00 due July 5, 2002 ("Debenture"). Pursuant to the plan of merger, the rights and obligations of Sterile-Pro with respect to the Sterile-Pro and the Sterile-Pro Debenture became obligations of P.D.C. The Debenture was discounted 10% of its face value and was convertible into common stock at a conversion price equal to 70% of the lowest closing bid price of the common stock for any of the 3 consecutive trading days immediately preceding the date of receipt of the conversion notice.

         In July 2000, Rock Solid Group L.L.C. ("Rock Solid Group"), Venice Holdings L.L.C. ("Venice Holdings") and Creative Holdings, L.L.C. ("Creative Holdings") funded $733,488, which included attorney's fees and costs of approximately $24,448. Creative Holdings converted an aggregate of $255,500 of the Debenture for a total of 6,393,117 shares. In addition, in December 2000 it noticed an additional $80,000 for conversion. Due to the low price of P.D.C.'s common stock and other matters, we refused to honor the conversion. In March 2001, the Debenture holders threatened legal action to force the conversion of the Debenture or in the alternative to rescind the debenture purchase agreement and recoup the amount of their investment.

         On or about July 18, 2001, a lawsuit was filed against P.D.C. by Rock Solid Group, Venice Holdings and Creative Holdings in the United States District Court for the District of Colorado, Civil Action No. 01-WM-1345, alleging breach of a financial obligation by P.D.C. Prior to P.D.C. filing an answer and/or counterclaim to the suit, the plaintiffs agreed to drop the suit and P.D.C. did not pay any monies to the plaintiffs to resolve the suit. The parties have executed mutual releases and the case has been dismissed. Such mutual releases provide, in part, that the plaintiffs shall donate to the charity of their choice the remaining amount due on such Debenture, approximately $559,443, exclusive of interest, and that P.D.C. shall endeavor to use its best efforts to fulfill its obligations under and satisfy the debt owing as part of such Debenture.

         On October 12, 2000, P.D.C. obtained an Ex Parte Temporary Injunction Order in the Circuit Court of the 17th Judicial Circuit in and for Broward County Florida against David Nakhon, alias Marketwizwanabe$$$$. The injunction stems from Mr. Nakhon posting defamatory messages on the Raging Bull message board about P.D.C., its officers and directors. Such litigation was voluntarily dismissed.

         See also PART II - ITEM 5. and Recent Sales of Unregistered Securities thereunder.

         The Company is from time to time involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company is not currently subject to any other claims, actions or proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 20, 2002, pursuant to a resolution adopted by the Board of Directors of P.D.C. on January 24, 2002 and approved by a vote of the majority stockholders of P.D.C., P.D.C. filed a Certificate of Amendment of Articles of Incorporation increasing the number of authorized shares of its capital stock to 125,000,000 shares, par value $.001 per share.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         P.D.C.'s common stock is traded on the OTCBB under the symbol PDCI. The following table sets forth, for each of the quarterly periods then ended, the high/low bid prices for our common stock, as reported by NASDAQ.com. These per share quotations reflect inter-dealer prices in the over-the-counter market without markups, markdowns, or commissions and may not necessarily represent actual transactions.

QUARTER ENDING                                              HIGH/LOW BID

FISCAL YEAR 2001
March 31, 2001                                                $.085/.021
June 30, 2001                                                 $.10/.045
September 30, 2001                                            $.175/.048
December 31, 2001                                             $.51/.14


FISCAL YEAR 2000
March 31, 2000                                                $.286/.060
June 30, 2000                                                 $.171/.038
September 30, 2000                                            $.114/.033
December 31, 2000                                             $.048/.019

         The number of beneficial holders of record of the common stock of P.D.C. as of the close of business on April 2, 2002 was approximately 187; however, many of the shares are held in street name and consequently do not reflect beneficial owners.

Recent Sales of Unregistered Securities
---------------------------------------

         For the period January 1, 1999 through March 31, 2002, P.D.C. sold the following securities pursuant to Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act"), except as otherwise noted, based upon the limited number of offerees, their relationship to the Company, the number of shares offered in each offering, the size of the respective offerings, and the manner of each offering:

         1/1/99 through 12/31/99:

         In January 1999, P.D.C. issued an aggregate of 87,500 (post 1:40 reverse split) restricted shares of common stock to Mrs. Sandra Sowers.

         In April 1999, P.D.C. issued 2,500 restricted shares of common stock to Mr. Harold Harris in connection with him having become a member of the Board of Directors.

         In April 1999, P.D.C. issued Sterile-Pro 2,000,000 restricted shares of its common stock which shares were subsequently canceled in connection with the later merger of Sterile-Pro and P.D.C. in July 2000.

         In September 1999, prior to P.D.C. becoming a reporting company under the Exchange Act, we issued a convertible debenture in the amount of $492,400. These debentures were subsequently converted in late 1999 and early 2000 into an aggregate of approximately 12,000,000 shares of P.D.C. common stock and issued to BVH Holdings, L.L.C. and their designees. These securities were issued in reliance on Rule 504 of Regulation D and Section 3(b) of the Securities Act.

         1/1/00 through 12/31/00:

         In January 2000, prior to P.D.C. becoming a reporting company under the Exchange Act, we issued 15,000 restricted shares of common stock to David Nakhon for business consulting services rendered.

         In January 2000, prior to P.D.C. becoming a reporting company under the Exchange Act, we issued 100,000 restricted shares of common stock to Adam Barnett for business consulting services rendered.

         In March 2000, we issued an aggregate of 3,956,000 restricted shares of common stock valued at approximately $.195 per share, in connection with the share exchange with MRC Legal Services Corporation whereby we acquired a controlling interest in MAS Acquisition XIV Corp.

         In April 2000, we issued 500,000 restricted shares of common stock to Vernon Leroy Sowers as bonus compensation for his services to P.D.C., valued at $.13 per share.

         On June 15, 2000, P.D.C. issued 12,000,000 restricted shares of common stock, subject to certain anti-dilution rights, to Mrs.

Sandra Sowers as Mr. David Sowers' designee in consideration for the patent licensing agreement, valued at $.12 per share. Such license agreement was subsequently modified per the terms of an October 1, 2001 executed written consent of the Company's then Board of Directors, comprised of Mrs. Sandra Sowers (also the administrator and beneficiary of the estate of David Sowers at such time) and Mr. Harold H. Harris, to provide that the Company be in receipt of $10,000,000 in revenue before any royalties are paid.

         On July 6, 2000, P.D.C. entered into a plan of merger with Sterile-Pro, with P.D.C. being the survivor. In connection with the merger we issued an aggregate of 30,500,000 restricted shares of common stock to David and Sandra Sowers and Vernon Leroy Sowers valued at $.05 per share in exchange for 100% of the outstanding Sterile-Pro shares.

         Prior to the merger between Sterile-Pro and P.D.C., Sterile-Pro was committed to issue an 8% Series A Senior Subordinated Convertible Redeemable Debenture for a total aggregate amount of $1,000,000.00, due July 5, 2002. Pursuant to the plan of merger, the rights and obligations of Sterile-Pro with respect to the Sterile-Pro and the Sterile-Pro Debenture became obligations of P.D.C. The debenture was discounted 10% of its face value and is convertible into our common stock at a conversion price equal to 75% of the lowest closing bid price of the common stock for any of the 3 consecutive trading days immediately preceding the date of receipt of the conversion notice.

         In July 2000, Rock Solid Group L.L.C., Venice Holdings L.L.C. and Creative Holdings, L.L.C. funded $733,488 pursuant to the Debenture, which includes attorney fees and cost of approximately $24,448. Creative Holdings converted an aggregate of $255,500 of the Debenture for a total of 6,393,117 shares of our common stock. In addition, they noticed an additional $80,000 for conversion, which was not honored by P.D.C. Litigation was commenced by such entities in connection with this mater, which was subsequently settled. See ITEM
3. "Legal Proceedings." The Debenture and the shares underlying the Debenture were issued, pursuant to an opinion of counsel, in reliance on Rule 504 of Regulation D under the Securities Act. The issuance of these securities was exempt from the registration requirements of the Securities Act pursuant to
Section 3(b) of the Act.

         1/1/01 through 12/31/01

         In February 2001, we issued 5,714,285 shares of common stock to IDT Group, Inc. ("IDT") at $.035 per share for net proceeds of $199,000.

          In April 2001, we entered into a funding agreement with IDT for an aggregate installment payment purchase price of $1,000,000. To date, IDT has funded $200,000 of the $1,000,000, and has received 3,278,689 restricted shares at a purchase price of $.061 per share. In addition, we were required to escrow an additional 4,918,032 restricted shares as security for a 30% return on IDT's investment based upon the $.061 per share price. We also agreed to register the resale of the shares purchased by IDT. A registration statement on Form SB-2 was filed with the SEC in connection with this transaction. If the registration statement was not declared effective within 90 days from May 2, 2001, such funding agreement provides for P.D.C. to pay, as liquidated damages, 2% of the principal amount of the shares. After 120 calendar days, such funding agreement provides for P.D. C. to pay 3% of the principal amount of the shares for each 30-day period, or portion thereof, that the registration statement is not declare effective. To date, the registration statement has not been declared effective. P.D.C. has advised IDT that it does not intend to further proceed with such registration statement. A proposal was recently made by the P.D.C. to IDT to resolve their respective differences concerning this matter, which proposal was rejected by IDT. There has been no further communication with IDT since the time P.D.C.'s proposal was rejected.

         In May 2001, we issued 500,000 restricted shares of common stock, valued at $.05 per share, to Ronald Epstein pursuant to the terms of his initial February 24, 2001 sales and marketing contract with P.D.C.

         In May 2001, we issued 100,000 restricted shares of common stock, valued at $.05 per share, to Mr. Paul Cohen for prior business consulting services.

         In August 2001, we issued 500,000 restricted shares of common stock, valued at $.06 per share, to Barbara Blazer as designee for Mark Blazer for services rendered by Mr. Blazer relating to his management of our plant facility.

         In August 2001, we issued 60,000 restricted shares of common stock to Fernando Bugallo, in addition to paying him $5,000, and 40,000 restricted shares of common stock to his counsel, Jeffrey Gerow, Esq., in connection with the settlement of litigation; such share issuances were valued at $.13 per share.

          In August 2001, we issued 1,000,000 restricted shares of common stock, valued at $.06 per share, to Southern Research Corporation, a corporation owned by Mr. Harold Harris, our then Interim Chief Executive Officer and a director, for consulting services rendered.

         In August 2001, we issued 5,000,000 restricted shares of common stock to an existing accredited shareholder, Frank Bertrand, for gross proceeds of $250,000 or $.05 per share.

         In August 2001, we issued 1,000,000 restricted shares of common stock, valued at $.06 per share, to Linda Mathesie, the wife and designee of Michael Hiler, our then Chief Operating Officer, for services rendered.

         In August 2001, we issued 100,000 restricted shares of common stock to each of Mr. Chris Zizza and Mr. Robert Kletjian for consulting services in connection with the Company's efforts to secure a relationship with a national distributor of construction and home improvement products.

         In September 2001, October 2001, and November 2001, we issued 100,000, 153,750 and 65,000 restricted shares of common stock, valued at $.13, $.46 and $.33 per share, respectively, to Richard D. Seay, Esq. for prior legal services rendered.

         In October 2001, we issued 100,000 restricted shares of common stock to the Spechler Family Partnership for $46,000 ($.46 per share).

         In November 2001, we issued 15,000 restricted shares of common stock to David Feingold, Esq. for legal services rendered, valued at $.35 per share.

         In December 2001, we issued an aggregate of 2,957,144 restricted shares of common stock to several individual accredited investors for an aggregate of $207,000.

         1/1/02 through 3/31/02

         In January 2002, we issued 2,000,000 restricted shares of common stock, valued at $.21 per share, to the estate of David Sowers in recognition of his prior contributions and services.

         In March 2002, we issued 1,000,000 restricted shares of common stock to John Carlson for sales and marketing services rendered and to be rendered at a price to be paid of $.01 per share.

         In March 2002, we issued 1,200,000 restricted shares of common stock, valued at $.19 per share, to Ronald Epstein for sales and marketing services rendered and to be rendered.

Dividends
---------

         In January 2001, P.D.C. declared and paid a 5% dividend on its common stock to its shareholders of record on January 12, 2001. Our officers and directors declined the dividend.

         We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the future. Instead, we intend to retain future earnings, if any, to fund the development and growth of our business.

Factors That May Effect Future Operating Results
------------------------------------------------

         Limited Operating History; Continuing Operating Losses
         ------------------------------------------------------

         We have a limited history of operations. Since our inception, we have engaged principally in the development of our products, including the Hypo-Pro, which has not yet been approved for sale in the United States. Consequently, we have little experience in manufacturing, marketing and selling our products. We currently have no source of operating revenue and have incurred net operating losses since inception through December 31, 2001 of approximately $4,143,755. Such losses have resulted principally from costs associated with research and development and from general and administrative costs associated with our operations. We expect operating losses to continue until at least approximately the third quarter of 2002 as a result of delays due to further modifications of the Hypo-Pro to comply with UL regulations and guidelines, laboratory and field testing, and otherwise due principally to anticipated expenses associated with the commercialization of the Hypo-Pro and other research and development activities.

         Uncertainty of Future Profitability
         -----------------------------------

         Our ability to achieve profitability will depend in part on our ability to obtain regulatory approval for our Hypo-Pro product, of which no assurances are given, to develop the capacity principally through sub-contracting to third parties to successfully manufacture and market the Hypo-Pro and our other products and achieve market acceptance of the Hypo-Pro and our other products. There can be no assurance if and when we will receive regulatory approval for the development and commercial manufacturing and marketing of the Hypo-Pro or achieve profitability. In addition, successful completion of our development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill our development activities and achieving a level of sales adequate to support our cost structure. Accordingly, the extent of future losses and the time required to achieve profitability are uncertain.

         Going Concern Considerations
         ----------------------------

         Our financial statements referred to in ITEM 7. and appearing in ITEM
13. of this Report have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management recognizes that we must generate capital and revenue resources to enable us to achieve profitable operations. We are planning on obtaining additional equity and/or debt financing to meet current and short term needs from existing shareholders and possibly other sources, although we have no firm commitments for such funds. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon us obtaining revenues and equity capital and ultimately achieving profitable operations. However, no assurances can be made that we will be successful in these activities. Should any of these events not occur, our financial statements will be materially affected.

         Uncertain Ability to Meet Capital Needs
         ---------------------------------------

         We will require substantial additional funds for the manufacturing and marketing of the Hypo-Pro, and the research and development, manufacturing and marketing of other proposed products and operating expenses (including general and administrative expenses). Our future capital requirements will depend on many factors, including the following: the progress of our research and development projects; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes and developments in our existing collaborative, licensing and other relationships and the terms of any new collaborative, licensing and other arrangements that we may establish; and the development of commercialization activities and arrangements. Moreover, our fixed commitments, including salaries and fees for current employees and consultants, equipment rent, and other contractual commitments, are substantial and would increase if additional agreements are entered into and additional personnel are retained. We do not expect to generate a positive internal cash flow for approximately twelve months, due to continued expenditures, working capital needs, and ongoing losses, including the expected costs associated with commercializing the Hypo-Pro. However, our cash requirements may vary materially from those now planned due to the progress of research and development programs, results of clinical testing, relationships with strategic partners, if any, changes in the focus and direction of our research and development programs, competitive and technological advances, the FDA and foreign regulatory processes and other factors.

         We need additional capital to fund our operations, and are seeking to obtain additional capital through equity and/or debt financing from existing shareholders and/or others, including seeking arrangements with prospective strategic partners. If we do not comply with the requirements of applicable federal and state securities laws, including exemptions from registration thereunder, the holders of securities may have the right to rescind their securities purchases if they so desire. If a number of security holders were to successfully seek rescission, we would face severe financial demands that could have a material adverse effect on the Company and the non-rescinding holders. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. There can be no assurance that additional financing will be available when needed, or if available, will be available on acceptable terms. Insufficient funds may prevent us from implementing our business strategy, will require us to further delay, scale back or eliminate certain of our research, product development and marketing programs, and may require us to license to third parties rights to commercialize products or technologies that we would otherwise seek to develop itself, or to scale back or eliminate our other operations.

         Need for Additional Management Personnel
         ----------------------------------------

         At or about such time as when we may obtain FDA approval for the Hypo-Pro, we plan to seek and obtain additional management personnel with relationships to major health care organizations. Depending upon the compensation requirements of such person(s) and our cash position at such time, which may be insufficient to meet the compensation requirements of such person(s), no assurances are given that we will succeed in hiring such additional management personnel, which could have a material adverse effect upon the Company and its operations.

         Dependence on Patent Licensing Agreement With Founder
         -----------------------------------------------------

         P.D.C. has certain rights pursuant to an exclusive patent licensing agreement for the Hypo- Pro, the Pocket Pitch Dial Level, the Pocket Level, the 18" Dial Level, the 18" Standard Level, the Squaring Level, the Perfect Seal and certain other construction related products. The pending patent rights for the Hypo-Pro, the 18" Dial Level, the 18" Standard Level, the Squaring Level and the Perfect Seal are owned by the estate of David Sowers. In the event that P.D.C. breaches the patent licensing agreement, P.D.C. could lose such licensing rights which would have a material adverse effect on P.D.C. and its continued operations.

         Dependence on Market Acceptance
         -------------------------------

         There can be no assurance that physicians or the medical community in general will accept and utilize the Hypo-Pro, or any other products developed by P.D.C. The extent that and rate at which the Hypo-Pro may achieve market acceptance and penetration will depend on many variables including, but not limited to, the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of the Hypo-Pro, the perceived advantage of the Hypo-Pro over existing technology, and P.D.C.'s and/or its subcontractors' manufacturing, quality control, marketing and sales efforts. There can be no assurance that the medical community will broadly accept the Hypo-Pro product. Similar risks will confront any other medical related products which may be developed by P.D.C. in the future. Failure of P.D.C.'s first health field related product and, to a lesser extent, other products to gain broad market acceptance would have a material adverse effect on P.D.C.'s business, financial condition, and results of operations.

         Limited Marketing, Sales and Manufacturing Capabilities
         -------------------------------------------------------

         P.D.C. has limited internal marketing and sales resources and personnel. We plan to enter into new sales and marketing agreements with an established medical equipment sales organization and with a consultant to market our Hypo-Pro product, both of with whom we have current informal relationships. No assurances are given as to the degree of success such organizations may have marketing such product. The Company plans to engage one or more distributors to effect sales and marketing of its construction levels and is currently in discussions with one national distributor for such purpose. No assurances are given that such discussions will result in a definitive agreement or that the Company will otherwise be successful in marketing such products. We have not generally been successful in our marketing efforts for our construction levels to date due to lack of sufficient funds for marketing and unsatisfactory wholesale pricing offers to date.

         P.D.C. currently manufactures certain components of the Hypo-Pro prototype and contracts with third parties for the manufacture of certain other Hypo-Pro components. P.D.C. will continue to be materially reliant upon the manufacturing capabilities of third parties for such components, particularly afer such time as we may receive FDA approval for the Hypo-Pro. While P.D.C. is capable of and does manufacture its construction levels on a limited basis, it will be required to subcontract volume orders, if received, with one or more third parties, on whom the Company will be materially dependent for such purpose.

         Dependence on Third Parties
         ---------------------------

         Third party manufacturers must adhere to all rules and regulations enforced by the FDA through its facilities inspection program, including passing a facilities plant inspection, before the FDA will grant P.D.C. pre-market approval. There can be no assurance that such third-party manufacturers on whom we depend for manufacture of certain Hypo-Pro components will be in compliance with such rules and regulations, the failure of which would have a material adverse effect on our business.

         The qualification of additional or replacement suppliers for certain components of the Hypo-Pro device can be a lengthy process. If we encounter delays or difficulties with our third-party suppliers in producing, packaging, or distributing components of the Hypo-Pro, as we have from time to time experienced concerning the production of certain components, market introduction and subsequent sales would be adversely effected. We may also have to rely on alternative sources of supply. In such case, there can be no assurance that we will be able to enter into alternative supply arrangements at commercially acceptable terms, if at all. If we are unable to retain or obtain third party manufactures on commercially reasonable terms, we may not be able to commercialize our products as planned. Our dependence upon third parties for the manufacture of the Hypo-Pro components may adversely affect our profit margins and our ability to develop and deliver our products on a timely and competitive basis.

         Uncertain Ability to Protect Patents and Proprietary Technology and
         -------------------------------------------------------------------
         Information
         -----------

         Our ability to compete effectively in the medical products industry will depend on our success in protecting our proprietary technology, both in the United States and abroad. The patent positions of medical products companies frequently involve complex legal and factual questions. We could incur substantial costs in defending any patent infringement claims or suits or in asserting any patent rights, including those granted by third parties, the expenditure of which P.D.C. might not be able to afford. No assurances are given that P.D.C. will be successful in any such proceedings even if undertaken.

         There can be no assurances that we will be able to protect our rights to non-patented trade secrets and know-how effectively. Moreover, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to P.D.C.'s trade secrets and know-how. In addition, we may be required to obtain licenses to patents or other proprietary rights from third parties. There can be no assurance that any licenses required would be made available on acceptable terms, if at all. If we do not obtain required licenses, we could encounter delays in product development or find that the development, manufacture, or sale of products requiring such licenses could be foreclosed.

         Potential Impact of Cost Containment Policies and Volume Buying Through
         -----------------------------------------------------------------------
         Purchasing Consortiums in the Healthcare Industry
         -------------------------------------------------

         Sectors of the healthcare market account for most of the current interest in the Hypo-Pro, our premier product, with hospitals accounting for a majority of the current interest in such product. The healthcare industry has been typified in recent years by strict cost containment measures imposed by federal and state governments, private insurers and other "third party" payers of medical costs.

         In response to these pressures, virtually all segments of the healthcare market have become extremely cost sensitive, and, in many cases, hospitals and other healthcare providers have become affiliated with purchasing consortiums charged with obtaining large quantities of needed products at the lowest possible cost. These factors, in combination, have had an adverse impact upon smaller suppliers and manufacturers, who either are unable to supply the large quantities sought by these purchasing consortiums or who are unable to respond to the need for lower product pricing. We believe that we will be able to meet the demand for large quantity orders due to the availability of offshore manufacturers. Further, we believe that the increased demand by hospitals for safety- oriented products, such as the Hypo-Pro, will also serve to offset these factors. However, there can be no assurance that we will be able to overcome the impact of these conditions in the healthcare marketplace.

         Competition
         -----------

         The hospital supply and medical products sectors of the healthcare industry in which we plan to introduce the Hypo-Pro are intensely competitive. At present, we estimate that there are over 20 companies whose construction level products compete with our construction level products. Many of our competitors in both the medical and construction related products industries have far greater financial resources, larger staffs, and more established market recognition in both the domestic and international markets than P.D.C.

         Potential Impact of Rising Cost of Raw Materials and Labor
         ----------------------------------------------------------

         The cost of raw materials from which our products are manufactured is subject to change. The price of such materials has generally been increasing. Significant increases in the cost of such materials could dramatically increase the pricing of our products and adversely affect future revenues and profitability of such products. Mass production of current and new lines of products, if undertaken in response to product demand, of which no assurances are given, may require outsourcing to foreign manufacturers under the assumption that foreign labor may be less expensive. However, such outsourcing may lead to the risk of rising cost of the products in case of unforeseen surges of costs of labor in foreign markets as well as possible delays in manufacturing and shipping due to labor unrest, work stoppages and possibly other factors. The inability of the Company for whatever reason to meet market demand for its products should such demand develop could have a material adverse effect on the Company and its operations.

         Potential Adverse Impact of Environmental Concerns Upon the Future
         ------------------------------------------------------------------
         Marketability of One of Our Products
         ------------------------------------

         At present, some of the components which are used in the Hypo-Pro use materials that are comprised of non-biodegradable plastic fibers.

         In recent years, concern has grown over the effects of such materials on the environment due to the growing U.S. solid waste disposal "crisis," the declining landfill capacity in major metropolitan areas able to handle such materials, and the publicized hazards of "medical wastes." Although the degree to which such materials are responsible for the waste disposal related problems in the U.S. is the subject of some debate, should it become the consensus that the cost and problems of disposal of such materials outweighs their benefits, such a development could have a materially adverse impact upon our operating results.

         Potential Impact of FDA and Governmental Regulation on New Product
         ------------------------------------------------------------------
         Development for the Health Care Industry
         ----------------------------------------

         The Hypo-Pro and other proposed related products are regulated as medical devices by the FDA pursuant to the FD&C Act and are or may be subject to regulation by other federal and state governmental agencies.

         The FDA has comprehensive authority to regulate the development, production, distribution and promotion of medical devices. Furthermore, certain states impose additional requirements on the distribution of medical devices. The cost of complying with present and future regulations may be significant. In addition, the regulatory approval process and attendant costs may delay or prevent the marketing of products developed by P.D.C. in the future. The Mandatory Device Reporting ("MDR") regulation obligates us to provide information to the FDA on injuries alleged to have been associated with the use of a product or certain product failures that could cause injury. If the FDA believes that we are not in compliance with the law, it can institute proceedings to detain or seize products, enjoin future violations, or assess civil and/or criminal penalties against P.D.C. and our officers or employees. Any such action by the FDA could result in a material disruption of our operations for an undetermined time.

         Control by Management
         ---------------------

         Management of P.D.C. currently owns approximately 46% of the outstanding common stock of P.D.C. Since P.D.C.'s shares do not have cumulative voting rights, such persons are currently in a position to control the policies and affairs of the Company.

         Possible Conflict of Interest
         -----------------------------

         Mrs. Sandra Sowers is currently the sole director on P.D.C.'s Board of Directors (the "Board"). Consequently, she is in a position to control all officer compensation, including her own as President, and to approve affiliated transactions, if any. Although P.D.C.'s Board intends to act fairly and in full compliance with its fiduciary obligations, there can be no assurance that P.D.C. will not, as a result of the foregoing, possibly enter into arrangements under terms less favorable than it could have obtained had it been dealing with unrelated persons. P.D.C. plans to seek and obtain one or more additional persons to serve as members of P.D.C.'s Board of Directors.

         Lack of Cash Dividends
         ----------------------

         P.D.C. has not paid any cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

         Penny Stock Regulations and Restrictions
         ----------------------------------------

         The Securities Exchange Commission (the "Commission" or the "SEC") has adopted regulations, which generally define penny stocks to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. At present, the market price of P.D.C.'s common stock is substantially less than $5.00 per share and therefore may be designated as a "penny stock" pursuant to the rules under the Exchange Act. Such a designation requires any broker or dealer selling such securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser, and determine that the purchaser is reasonably suitable to purchase such securities. These rules may restrict the ability of broker/dealers to sell our common stock and may affect the ability of investors to sell their shares. The issuance of large amounts of common stock upon conversion and the subsequent sale of such shares may further depress the price of the common stock. In addition, since each new issuance of common stock dilutes existing shareholders, the issuance of substantial additional shares may effectuate a change of control of P.D.C.

         Possible Volatility of Stock Price
         ----------------------------------

         The price of our common stock has fluctuated substantially since it began trading on the OTCBB and is likely to continue to do so. Factors such as the timing and results of our submission of the Hypo-Pro to the FDA for approval, the success or lack of success in our efforts to secure equity and/or debt funding as needed, developments in patent or other proprietary rights of P.D.C. or its competitors, including litigation, fluctuations in P.D.C.'s operating results, the potential sale and sale of issued and outstanding P.D.C. restricted stock as it becomes eligible for sale under Rule 144, and market conditions, could have a significant impact on the future price of our common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

         The following discussion should be read together with the information contained in the Financial Statements and related Notes included elsewhere in this filing.

         We make statements in this Report on Form 10-KSB under the caption "Management's Discussion and Analysis of Financial Condition and Plan of Operations" as well as in our press releases or verbal statements that may be made by our officers, directors or employees acting on behalf of our Company, that are not historical fact and constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Factors that might cause such a difference include, without limitation, the information set forth above under the heading entitled "Factors That May Effect Future Operating Results" and below. In addition to statements which explicitly describe such risks and uncertainties, terms such as "believes", "belief", "expects", "plans", or "anticipates" should be considered uncertain and forward-looking. All cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they may appear.

Results of Operations
---------------------

Twelve Months Ended December 31, 2001 and 2000

         We have not had any revenues from operations in each of the last two fiscal years.

       General and administrative expenses in the aggregate during the twelve months ended December 31, 2001 were $123,255 representing a decrease of $35,083, from $158,338 for the year ended December 31, 2000. The decrease in these costs is attributable to the Company's decision to reduce manufacturing of the various levels and direct its efforts to obtaining FDA approval of the Hypo Pro.

         Compensation and related benefits during the year ended December 31, 2001 decreased $6,428, to a total of $345,509 from $351,937 for the prior year primarily due to the loss of services of Mr. Vernon Sowers who passed away in June 2001.

         Advertising, consulting and promotion expenses for the year ended December 31, 2001 amounted to $240,388, or a decrease of $919 from $241,307 for the year ended December 31, 2000. The Company has continued its efforts to promote its current and planned products and to seek additional capital.

         Inventory valuation adjustments during the year ended December 31, 2001 were $46,643 or a decrease of $271,989 from the $318,632 of the prior year. The decrease is a result of adjusting the inventory to its net realizable value, based upon revised initial sales pricing projections.

         Materials and tooling costs for the year ended December 31, 2001 were $90,330 or an increase of $41,890 from the $48,440 incurred during December 31, 2000 and represent costs associated with the further development of the Hypo-Pro.

         Professional fees during the year ended December 31, 2001 were $203,621, representing an increase of $124,447 from the $79,174 incurred during the year ended December 31, 2000. The increase is a result of additional legal and accounting costs.

         Repairs and maintenance decreased $18,715 during the year ended December 31, 2001 to $4,912 from $23,627 for the prior year as a result of the Company's reduced manufacturing of the various levels.

         Supplies and related expenses decreased $12,068 during the year ended December 31, 2001 to $10,370, as compared to $22,438 for the year ended December 31, 2000 due to the decision to reduce manufacturing of the various levels and direct efforts to obtaining FDA approval of the Hypo Pro.

         Travel and subsistence costs decreased $27,569 during the year ended December 31, 2001 to $1,300, from the $28,869 incurred during the year ended December 31, 2000. Such decrease is attributable to less business related travel undertaken.

         Rent expense was $67,416 during the year ended December 31, 2001 and the year ended December 31, 2000.

         Telephone and utilities amounted to $11,935 for the year ended December 31, 2001, representing a decrease of $4,498 from the $16,433 incurred during the year ended December 31, 2000. The decrease is a result of the Company's reduction in manufacturing of the levels and marketing activities associated therewith.

         Interest expense decreased to $38,921 for the year ended December 31, 2001 from $247,894 for the prior year as a result of a decrease in the principal amount of convertible debentures that were outstanding during the year ended December 31, 2001 and the interest costs associated with that debt.

         There were no loan placement expenses and fees incurred during the year ended December 31, 2001 as compared to $73,000 during the prior year.

         Depreciation and amortization expenses increased $18,639, to $130,832 during the year ended December 31, 2001 from the $112,193 incurred during the year ended December 31, 2000. These increases are a result of the purchase of certain additional manufacturing equipment.

Balance Sheet Data
------------------

         We have financed our operations since inception by the issuance of equity securities with aggregate net proceeds of approximately $3,200,000, and through loan transactions in the aggregate net amount of $1,265,00 through December 31, 2001.

         Our combined cash and cash equivalents totaled $110,150 at December 31, 2001. We do not expect to generate a positive internal cash flow for approximately twelve months due to continued expenditures, working capital needs, and ongoing losses, including the expected costs associated with commercializing the Hypo-Pro.

         Our inventory totaled $264,300 as of December 31, 2001. The inventory was adjusted during the year to its net realizable value based upon the initial sales pricing projections. Our property and equipment, net, totaled $1,059,945 at December 31, 2001. We increased the property and equipment a total of $37,011 during the year 2001.

Plan of Operations
------------------

         During the next twelve months, we plan to seek FDA approval for the Hypo-Pro and in the event thereof, of which no assurances are given, commence manufacturing, sales and marketing efforts for such product. To a lesser extent, we also plan to pursue additional sales and marketing efforts for our construction level products.

         We are currently a development stage company and our continued existence is materially dependent upon our ability to resolve our liquidity problems, principally by obtaining additional equity and/or debt financing and by commencing product sales of our planned primary product, the Hypo-Pro. We have yet to generate an internal cash flow, and until the sales of one or both of our product lines may begin, we are totally dependent upon equity and/or debt financing and loans from shareholders.

         In the event we are unable to obtain equity and/or debt financing or are unable to obtain such financing on terms and conditions acceptable to us, we may need to severely curtail or cease our operations. This would materially impact our ability to continue as a going concern.

         At December 31, 2001, we had working capital of approximately $385,560. Subsequent to December 31, 2001 and through the date hereof, our President, Mrs. Sowers, has made loans to the Company for working capital purposes aggregating approximately $77,000, which loans are payable on demand and without interest.

         At our present monthly expenditure rate of approximately $50,000, we currently believe, although no assurances are given, that we will be able to satisfy our current and short term cash requirements with anticipated additional loans from management and, based upon informal discussions and prior experience with certain of our shareholders, possible additional equity and/or debt financing from certain current, and prospective investors.

         While management believes in the event it receives FDA approval of the Hypo Pro that such approval may present additional and more established funding sources, no assurances can be given that management is correct in its belief.

         We do not currently have any planned purchases or sales of plant and/or significant equipment within the next twelve month period. We expect that our research and development activities during such time period will focus primarily on additional versions of the Hypo-Pro. We do not currently expect any significant changes in the number of our employees during such period.

         We do not currently expect to generate a positive internal cash flow for approximately the next twelve (12) months due to continue expenditures associated in seeking FDA approval and the costs associated with commercializing our Hypo-Pro product and additional research and development. The weakened U.S. economy and the compounded effect from the September 11th terrorist attack on the economy makes it difficult to assess our sales prospects with any certainty.

ITEM 7.  FINANCIAL STATEMENTS

         The Company's consolidated financial statements and the notes thereto appear in ITEM 13. of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The information required by this ITEM 8. has been previously reported in a Form 8-K filed with the Commission on June 23, 2000, in a Form 8-K filed with the Commission on February 27, 2001, and in a Form 10-KSB for the fiscal year ended December 31, 2000 filed with the Commission on April 16, 2001.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


         The following table sets forth certain information concerning each of the Company's directors and executive officers:

         The following table sets forth the names and ages of the directors and officers of P.D.C. and the principal officers and positions with P.D.C. held by each such person as of December 31, 2001 and currently, except as otherwise noted:

    Name              Age          Position

Harold Harris*        70           Interim Chief Executive Officer, Director
Sandra Sowers         60           President, Secretary, Treasurer, and Director
Michael Hiler**       42           Chief Operating Officer

         * Mr. Harris passed away on April 3, 2002.

         **Mr. Hiler is Acting Chief Executive Officer since early April 2002.

         Our directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Currently, there are no family relationships between the directors, executive officers, significant employees or any other person who may be selected as a director or executive officer of the Company. None of the Company's directors or executive officers is a director of any company that files reports with the Commission. Officers serve at the discretion of the Board. There are no agreements with respect to the election of directors. P.D.C. has not compensated its directors for service on the Board of Directors or any committee thereof and P.D.C. has no plans to establish such a compensation plan. Directors are reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors.

         On March 6, 2001, David Sowers, founder of P.D.C. Florida, and P.D.C.'s then Chief Executive Officer, and a Director passed away. In June 2001, Vernon Leroy Sowers, Mr. David Sowers son and his successor as Chief Executive Officer passed away.

         Sandra Sowers is the widow of David Sowers and the mother of Vernon Leroy Sowers. There are no other family relationships between officers and directors.

         Mr. Vernon Leroy Sowers was appointed Chief Executive Officer of P.D.C. in March 2001, and served until June 2001 at which time he passed away. From late 1997 to March 2001, he served as P.D.C. Florida's and P.D.C.'s Executive Vice President, and supervised P.D.C.'s sales force and plant facility. Prior to late 1997, Mr. Sowers was employed in the automotive industry.

         Mr. Harold Harris served as a Director of P.D.C. since January 1999, as Interim Chief Executive Officer since June 2001, and as a consultant to P.D.C. from approximately January 1999 through April 3, 2002. On April 3, 2002, Mr. Harris passed away. In 1997 and 1998, Mr. Harris served as an independent financial consultant and analyst for various business clients.

         Mrs. Sandra Sowers has served as President, Secretary, Treasurer, and Director of P.D.C. Florida and continued in such positions with P.D.C. For approximately the one year period prior to 1997, Mrs. Sowers was not employed.

         Mr. Michael Hiler has recently been appointed as Acting Chief Executive Officer following the passing of Mr. Harris on April 3, 2002. Prior thereto, Mr. Hiler served as the Chief Operating Officer of P.D.C. since June 2001. Prior to June 2001 and from late 1997, Mr. Hiler served as a consultant to P.D.C. Mr. Hiler served as President of MPH Financial Group, Inc., an investment banking firm located in Coral Springs, Florida from 1996 to late 1997.

         Prior to the share exchange involving MAS Acquisition XIV Corp., Mr. Aaron Tsai, age 31, served as Chairman of the Board, President, Chief Executive Officer, and Treasurer of MAS Acquisition XIV Corp. Per the terms of the share exchange agreement, upon consummation of such share exchange, all officers and directors of MAS Acquisition XIV were to resign. As previously disclosed in such entity's Form 10-SB filed with the Commission, Mr. Tsai is or was President and Director and in certain instances holds or held other positions in numerous other public companies during the prior five years.

         No current director, officer, affiliate or promoter of P.D.C. has within the past five years been subject to any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time, been convicted in or been the subject of any pending criminal proceedings, or has been the subject or any order, judgment, or decree involving the violation of any federal or state securities or commodities laws.

Beneficial Ownership Reporting Compliance
-----------------------------------------

         Section 16(a) of the Exchange Act requires that P.D.C.'s officers, directors, and persons who beneficially own more than ten percent of a registered class of P.D.C.'s equity securities, file reports of ownership and changes in ownership with the Commission and to furnish P.D.C. with copies.

         P.D.C. believes that all filing requirements applicable to its officers, directors and persons who beneficially own more than ten percent of its common stock have been complied with during the fiscal year ended December 31, 2001 except as follows: Mr. Hiler, P.D.C.s Acting Chief Executive Officer, recently filed a Form 3 relating to his prior appointment as Chief Operating Officer and the prior issuance of 1,000,000 restricted shares of common stock to his wife as his designee. Our former Chief Executive Officer, Mr. Vernon Sowers, who passed away in June 2001, did not file a Form 4 on one occasion. Our former Interim Chief Executive Officer, Mr. Harold Harris, who passed away on April 3, 2002, did not file a Form 4 on one occasion.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth, for the fiscal years ended December 31, 2001 and 2000 certain information regarding the compensation earned by the Company's Chief Executive Officer and each of the Company's most highly compensated executive officers whose individual aggregate salary and bonus and/or other compensation for each of such fiscal years exceeded $100,000.

         No executive officer of director of MAS Acquisition Corp., P.D.C.'s Exchange Act predecessor, received any compensation for serving in such capacities. See, however, PART II - ITEM 5. and Recent Sales of Unregistered Securities thereunder and ITEM 11. below.

                               Annual Compensation
                               -------------------
                                                                    Other
Name and                                                            Compen-
Principal Position        Year      Salary            Bonus         sation
------------------        ----      ------            -----         ------

David Sowers - CEO (1)     2001     $     -0-          $ -0-        $3,500 (2)
                           2000     $     -0-          $ -0-       $10,225 (2)

Vernon Sowers - CEO (3)    2001     $  21,874 (4)      $ -0-        $4,300 (5)
Exec.  VP                  2000     $  45,936       $62,500 (6)     $8,082 (5)

Harold Harris - CEO (7)    2001     $  32,950 (8)      $ -0-       $60,000 (9)

Sandra Sowers - President, 2001     $ 109,200          $ -0-       $11,571 (10)
Secretary, Treasurer       2000     $ 127,400          $ -0-          $-0- (10)

Michael Hiler - COO (11)   2001     $  43,464          $ -0-       $70,350 (12)




(1)      Mr. David Sowers passed away in March 2001.

(2)      Includes approximate annual lease payment and insurance for automobile.

(3) Mr. Vernon Sowers served as Chief Executive from March 2001 through June 2001 and passed away in June 2001.

(4) Includes all salary compensation paid to Mr. Vernon Sowers in all capacities during such fiscal year.

(5) Includes approximate annual lease payment and insurance for automobile; does not include health insurance premiums of approximately $741 and $1,482 paid in 2001 and 2000, respectively.

(6) Constitutes approximate fair market value of 500,000 restricted shares of common stock issued as a bonus.

(7)      Mr. Harris passed away in April 2002.

(8) Consulting fees paid to an entity controlled by Mr. Harris; includes all salary compensation paid to Mr. Harris and/or such entity during such fiscal year.

(9) Constitutes approximate fair market value of 1,000,000 restricted shares of common stock issued to Mr. Harris' consulting entity.

(10) Includes approximate annual lease payment and insurance for automobile; does not include health insurance premiums of approximately $5,069 paid in each of 2001 and 2000, respectively.

(11)     As of April 2002, Mr. Hiler is Acting Chief Executive Officer.

(12) Includes $10,350 as 1099 income, and $60,000, constituting approximate fair market value of 1,000,000 restricted shares of common stock issued to Mr. Hiler's wife as his designee; does not include health insurance premiums of approximately $1,761 paid in 2001.

         There are no written employment agreements with any of P.D.C.'s executive officers. Mrs. Sowers is currently paid an annual salary of approximately $135,200, payable weekly in her capacity as President and Mr. Hiler is currently paid an annual salary of approximately $52,000, payable weekly in his capacity as Acting Chief Executive Officer.

         At such time as when P.D.C. may receive FDA approval for the Hypo-Pro, each of Mr. Hiler and Mr. Harris' estate are to receive a minimum of 1,000,000 restricted shares of common stock.

         There were no stock options or stock appreciation rights granted to any executive officers or directors in the last three fiscal years or any stock option exercises by any of such persons during such time period.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth the beneficial ownership of P.D.C. common stock as of April 2, 2002 as to (a) each person known to us who beneficially owns more than 5% of the outstanding shares of our common stock;
(b) each current director and executive officer; and (c) all of our executive officers and directors as a group.

                                                               Percentage of
Name and Address of                Number of Shares          Outstanding Shares
Beneficial Owner (1)               Beneficially Owned (2)    of Common Stock (3)
--------------------               ------------------         ---------------

Sandra Sowers (4)                     45,088,708 (5)               44.67% (5)
c/o Company
3701 N.W. 126th Ave Bay 5
Coral Springs, FL 33065

Michael Hiler (6)                        970,000 (7)               *      (7)
c/o Company
3701 N.W. 126th Ave Bay 5
Coral Springs, FL 33065

All officers and directors as
a group (2) persons                   46,058,708                   45.63% (5)

* Less than 1%

(1) Each of the persons listed has sole voting, investment, and dispositive power, except as otherwise noted.

(2) Beneficial ownership has been determined in accordance with Rule 13d-3(d)(1)(i) under the Exchange Act; such rule, generally, includes as beneficial owners of securities, among others, any person who directly or indirectly through any contract, arrangement, understanding, relationship, or otherwise has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within sixty days through a means including but not limited to the exercise of any option, warrant, right or conversion of a security.

(3) All percentages are based on 100,931,071 shares issued and outstanding as of April 2, 2002.

(4) Mrs. Sowers is P.D.C.'s President, Secretary, Treasurer and Director.

(5) Includes 2,000,000 shares of common stock owned and held by the estate of David Sowers.

(6) Mr. Hiler is P.D.C.'s Acting Chief Executive Officer.

(7) Includes 970,000 shares of common stock owned and held by Mr. Hiler's wife.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In April 2000, we issued 500,000 restricted shares of our common stock to Vernon Leroy Sowers as bonus compensation for his services to P.D.C.

         On July 6, 2000, P.D.C. entered into a plan of merger with Sterile-Pro, with P.D.C. being the survivor. Prior to the merger, Mr. David Sowers, his wife, Sandra, and his son Vernon Leroy, owned 27,010,000 shares of Sterile-Pro common stock. Prior to the merger, they owned an aggregate of 14,500,000 shares of P.D.C.'s common stock. After the merger, they owned an aggregate of 45,000,000 shares of P.D.C.'s common stock, or approximately 61% of the total number of shares then issued and outstanding.

         On June 8, 2000, David Sowers and P.D.C. entered into a separate licensing agreement pursuant to which P.D.C. will develop, manufacture, and distribute these products, which consist of the:

         - Hypo- Pro 2000
         - Tri-Level Family
         - Perfect Seal
         - Flush Mizer
         - Mulching Blade

         In consideration for his grant to P.D.C. of this license, P.D.C. issued 12,000,000 restricted shares of its common stock, subject to certain anti-dilution rights, to Mrs. Sandra Sowers as Mr. Sowers' designee. In addition, Mr. Sowers' estate is to receive royalties based upon the net selling price of all products and goods in which the patents are used, before taxes and after deducting the direct cost of the product and commissions or discounts paid, provided, per the terms of an October 1, 2001 executed written consent of the Company's then Board of Directors, comprised of Mrs. Sandra Sowers and Mr. Harold H. Harris, that the Company is in receipt of $10,000,000 in revenue before any royalties are paid.

         In March 2000, in connection with the share exchange involving shares of MAS Acquisition XIV, we issued 250,000 restricted shares of common stock to an entity affiliated with the former President of such entity prior to such share exchange.

         In January 2001, pursuant to a resolution of the Board of Directors of P.D.C., David Sowers (and now his estate) is to receive an aggregate of 6,000,000 restricted shares of common stock over the next three years in recognition of his contributions and services: 2,000,000 shares were issued in the beginning of 2002, valued at $.21 per share.

         In January 2001, we declared and paid a 5% stock dividend on our common stock to shareholders of record on January 12, 2001. Our officers and directors declined the dividend.

         Mr. Harris, former Interim Chief Executive Officer and a former director of P.D.C. prior to him passing away on April 3, 2002, also served as a consultant to P.D.C., pursuant to an arrangement whereby Mr. Harris through his company, Southern Research Corporation ("SRC"), consulted on an as needed basis at the rate of $200 per day. For the fiscal year ended December 31, 2001, P.D.C. paid SRC $32,950. In addition, in 2001, P.D.C. issued SRC 1,000,000 restricted shares of common stock for services rendered, which shares were valued at $.06 per share, or an aggregate of $60,000.

         In August 2001, P.D.C. issued 1,000,000 restricted shares of common stock to Linda Mathesie, the wife and designee of Mr. Michael Hiler, our then Chief Operating Officer, for services rendered; such shares were valued at $.06 per share, or an aggregate of $60,000.

         From time to time, our President, Mrs. Sandra Sowers, has made loans to P.D.C. for working capital purposes. These loans have not been evidenced by a note or other security agreement, do not bear interest and are payable on demand. At December 31, 2001, such loans aggregated approximately $13,000. Mrs. Sowers may continue in her discretion to effect loans from time to time for such purpose, and through the date hereof, has made additional loans of approximately $77,000.

         Mrs. Sandra Sowers is currently paid an annual salary of approximately $135,200, payable weekly in her capacity of President and Mr. Michael Hiler is currently paid an annual salary of approximately $52,000, payable weekly in his capacity of Acting Chief Executive Officer.

         At such time as when P.D.C. may receive FDA approval of the Hypo-Pro, each of Mr. Hiler and the estate of Harold Harris are to receive a minimum of 1,000,000 restricted shares of common stock.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         The following documents are filed as part of this report:

         Consolidated Financial Statements:

               -    Table of Contents

               -    Report of Independent Certified Public Accountants

               -    Consolidated Balance Sheets at December 31, 2001 and 2000

               - Consolidated Statements of Operations for the Years Ended December 31, 2001 and 2000 and for the period September 7, 1994 (date of incorporation) through December 31, 2001

               - Consolidated Statements of Stockholders' Equity for the Year Ended December 31, 2001 and for the period September 7, 1994 (date of incorporation) through December 31, 2001

               - Consolidated Statements of Cash Flows for the Years Ended December 31, 2001 and 2000 and for the period September 7, 1994 (date of incorporation) through December 31, 2000

               -    Notes to Consolidated Financial Statements

         (a) Exhibits

         Exhibit           Description

         2 Plan of Merger between P.D.C. and Sterile-Pro (incorporated by reference to exhibit to P.D.C's Form 8-K filed with the Commission on July 26, 2000).

         2.1 Stock Exchange Agreement between P.D.C. and certain MAS Acquisition XIV Corp. shareholders dated as of March 2, 2000 (incorporated by reference to exhibit to P.D.C.'s Form 8-K filed with the Commission on March 6, 2000).

         2.2 Consulting Agreement dated March 2, 2000 by and between P.D.C. and certain individuals (incorporated by reference to exhibit to P.D.C.'s Form 8-K filed with the Commission on March 6, 2000).

         2.3 Stock Purchase Agreement dated April 2001 with IDT Fund, Ltd. - filed herewith

         3.1 Articles of Incorporation (incorporated by reference to exhibit to P.D.C.'s Form 8-K filed with the Commission on March 6, 2000).

         3.2 Certificate of Amendment to Articles of Incorporation (incorporated by reference to exhibit to P.D.C.'s Form 8-K filed with the Commission on March 6, 2000).

         3.3 Articles of Merger by and between Kenneth C. Garcia, Inc., a Nevada corporation and P.D.C. Florida (incorporated by reference to exhibit to P.D.C.'s Form 8-K filed with the Commission on March 6, 2000).

         3.4 Bylaws (incorporated by reference to exhibit to P.D.C.'s Form 8-K filed with the Commission on March 6, 2000).

         3.5               Certificate of Amendment of Articles of Incorporation
                           - filed herewith.

         3.6               Certificate of Amendment of Articles of Incorporation
                           - filed herewith.

         3.7               Certificate of Amendment of Articles of Incorporation
                           - filed herewith.

         4.1 Form of P.D.C. common stock certificate - filed herewith.

         10.1 Exclusive Patents License (incorporated by reference to Exhibit10.1 to P.D.C.'s Form 10-QSB filed with the Commission on September 30, 2000).

         10.2              Lease Agreement dated July 2000 by and between P.D.C.
                           and L.A.W. Properties Coral Springs, LC - filed herewith.

         16 June 21, 2000 correspondence from Franklin and Nicholls CPAs re: change in certifying accountant (incorporated by reference to Exhibit 16 to P.D.C.'s Form 8-K filed with the Commission on June 23, 2000).

         16.1 February 7, 2001 correspondence from Tubbs & Bartnick, P.A. re: change in certifying accountant (incorporated by reference to Exhibit 16.1 to P.D.C.'s Form 8-K filed with the Commission on February 27, 2001).

         21.0              Mas Acquisition XIV Corp., an Indiana corporation

         (b)  Reports on Form 8-K in the fourth quarter of fiscal year 2001:
              None

                                  ` SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             P.D.C. Innovative Industries, Inc.

Dated: April 15, 2002                        By: /s/ Michael Hiler
                                                --------------------------------
                                                Acting Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                                  Date                                  Title

/s/Michael Hiler                        April 15, 2002                 Acting Chief Executive Officer
----------------

/s/ Sandra Sowers                       April 15, 2002                 President, Secretary Treasurer, Principal
-----------------                                                      Financial and Accounting Officer, and
                                                                       Director

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                                TABLE OF CONTENTS


                                                                   Page
                                                                   ----

 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                F - 1

 CONSOLIDATED FINANCIAL STATEMENTS:

          Consolidated Balance Sheets                              F - 3

          Consolidated Statements of Operations                    F - 4

          Consolidated Statements of Stockholders' Equity          F - 5

          Consolidated Statements of Cash Flows                    F - 7

          Notes to Consolidated Financial Statements            F - 8 - F - 17

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders
P.D.C. Innovative Industries, Inc.


We have audited the accompanying consolidated balance sheets of P.D.C. Innovative Industries, Inc. (a Development Stage Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years ended December 31, 2001 and for the period September 7, 1994 (date of inception) to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of P.D.C. Innovative Industries, Inc. (a Development Stage Company), as of December 31, 2001 and the results of its operations and its cash flows for the two years ended December 31, 2001 and for the period September 7, 1994 (date of inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The Company is in the development stage as of December 31, 2001 and to date has had no significant operations. Recovery of the Company's assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Margolies, Fink and Wichrowski
----------------------------------
    Margolies, Fink and Wichrowski
    Certified Public Accountants


Pompano Beach, Florida
February 28, 2002

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                                     ASSETS

                                                                  2001           2000
                                                              -----------    -----------
         Current assets:
           Cash and cash equivalents                          $   110,150    $   143,367
           Other receivables                                       11,962             --
           Inventory                                              264,300        310,943
                                                              -----------    -----------

                  Total current assets                            386,412        454,310
                                                              -----------    -----------

         Property and equipment, net                            1,059,945      1,118,897
         Other assets                                             512,015        546,884
                                                              -----------    -----------

                                                              $ 1,958,372    $ 2,120,091
                                                              ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

         Current liabilities:
           Accounts payable                                   $       815    $    15,011
           Accrued expenses                                            37        150,704
                                                              -----------    -----------

                  Total current liabilities                           852        165,715
                                                              -----------    -----------

         Other long term liability                                559,443             --
         Convertible debentures                                        --        639,943
         Loans from shareholders                                   13,153         45,887
                                                              -----------    -----------

                  Total liabilities                               573,448        851,545
                                                              -----------    -----------


         Stockholders' equity:
           Common stock, $.001 par value; authorized
             100,000,000 shares, 96,731,071 and 69,813,238
             shares issued, respectively                           96,731         69,813
           Additional paid-in capital                           5,431,948      4,028,138
           Deficit accumulated during the development stage    (4,143,755)    (2,829,405)
                                                              -----------    -----------

                  Total stockholders' equity                    1,384,924      1,268,546
                                                              -----------    -----------

                                                              $ 1,958,372    $ 2,120,091
                                                              ===========    ===========


        See accompanying notes to the consolidated financial statements.

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      From
                                                                                    Inception
                                                      Year Ended December 31,     (September 7,
                                                   ----------------------------      1994) to
                                                       2001            2000      December 31, 2001
                                                   ------------    ------------  -----------------
Compensation and related benefits                  $    345,509    $    351,937    $  1,053,189
Advertising, consulting and promotion expenses          240,388         241,307         484,116
Selling, general and administrative expenses             82,322         119,082         450,530
Commissions                                                  --           2,800          65,200
Delivery and freight expenses                             2,624           6,579           9,203
Equipment costs                                           1,638           7,136           8,774
Insurance costs                                          36,451          15,653          52,104
Inventory valuation adjustments                          46,643         318,632         365,275
Materials, research and development, and tooling         90,330          48,440         138,770
Outside labor                                               220           7,088           7,308
Professional fees                                       203,621          79,174         410,153
Repairs and maintenance                                   4,912          23,627          72,018
Supplies                                                 10,370          22,438          32,808
Travel and subsistence costs                              1,300          28,869          63,471
Rent expense                                             67,416          67,416         196,677
Telephone and utilities                                  11,935          16,433          36,070
Interest expense                                         38,291         247,894         286,185
Loan placement expenses and fees                             --          73,000          73,000
Depreciation and amortization                           130,832         112,193         339,356
Interest income                                            (452)             --            (452)
                                                   ------------    ------------    ------------

                                                      1,314,350       1,789,698       4,143,755
                                                   ------------    ------------    ------------

     Net loss                                      $ (1,314,350)   $ (1,789,698)   $ (4,143,755)
                                                   ============    ============    ============


Net loss per common share:
  Basic
    Net loss per common share                      $       (.02)   $       (.05)   $       (.24)
                                                   ============    ============    ============

    Weighted average number of common shares         84,965,139      38,205,874      17,405,792
                                                   ============    ============    ============

  Diluted
    Net loss per common share                      $       (.02)   $       (.05)   $       (.24)
                                                   ============    ============    ============

    Weighted average number of common shares         84,965,139      38,205,874      17,405,792
                                                   ============    ============    ============



        See accompanying notes to the consolidated financial statements.

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                        Deficit
                                                       Common Stock                                   Accumulated
                                                 ---------------------------        Additional        During the
                                                   Number of                         Paid-In          Development
                                                    Shares           Amount          Capital             Stage             Total
                                                  -----------      -----------      -----------       -----------       -----------
Balance, September 7,1994
    (Date of inception)                                    --      $        --      $        --       $        --       $        --

Issuance of common stock
   at incorporation                                     1,000                1           24,754                --            24,755
                                                  -----------      -----------      -----------       -----------       -----------

Balance, December 31, 1996                              1,000                1           24,754                --            24,755

Net loss                                                   --               --               --           (41,344)          (41,344)
                                                  -----------      -----------      -----------       -----------       -----------

Balance, December 31, 1997                              1,000                1           24,754           (41,344)          (16,589)

Issuance of common stock,
 restated for reverse stock split                     425,702              426        1,841,294                --         1,841,720

Net loss                                                   --               --               --          (573,376)         (573,376)
                                                  -----------      -----------      -----------       -----------       -----------

Balance, December 31, 1998                            426,702              427        1,866,048          (614,720)        1,251,755

Issuance of common stock
    for services                                    3,592,605            3,592          522,545                --           526,137

Conversion of convertible
    debentures                                        383,993              384           49,616                --            50,000

Net loss                                                   --               --               --          (424,987)         (424,987)
                                                  -----------      -----------      -----------       -----------       -----------

Balance, December 31, 1999                          4,403,300            4,403        2,438,209        (1,039,707)        1,402,905


Common stock issued in mergers                     36,956,000           36,956               --                --            36,956

Issuance of common stock
    for services                                    2,715,000            2,715          175,150                --           177,865

Common stock issued in exchange
    for licensing agreement                        12,000,000           12,000          538,000                --           550,000

Conversion of convertible
    debentures                                     13,488,938           13,489          866,779                --           880,268

Common stock sold                                     250,000              250           10,000                --            10,250

Net loss                                                   --               --               --        (1,789,698)       (1,789,698)
                                                  -----------      -----------      -----------       -----------       -----------

Balance, December 31, 2000                         69,813,238           69,813        4,028,138        (2,829,405)        1,268,546
                                                  -----------      -----------      -----------       -----------       -----------

                                                                     (CONTINUED)


        See accompanying notes to the consolidated financial statements.

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

                                                                                                        Deficit
                                                       Common Stock                                   Accumulated
                                                 ---------------------------        Additional        During the
                                                   Number of                         Paid-In          Development
                                                    Shares           Amount          Capital             Stage             Total
                                                  -----------      -----------      -----------       -----------       -----------

Balance, December 31, 2000                         69,813,238           69,813        4,028,138        (2,829,405)        1,268,546
                                                  -----------      -----------      -----------       -----------       -----------

Stock dividend                                      1,215,933            1,216           (1,216)               --                --

Contribution to capital of
    convertible debentures'
    accrued interest                                       --               --          263,303                --           263,303

Issuance of common stock
    for services                                    3,833,750            3,834          357,591                --           361,425

Common stock sold                                  21,868,150           21,868          784,132                --           806,000

Net loss                                                   --               --               --        (1,314,350)       (1,314,350)
                                                  -----------      -----------      -----------       -----------       -----------

Balance, December 31, 2001                         96,731,071      $    96,731      $ 5,431,948       $(4,143,755)      $ 1,384,924
                                                  ===========      ===========      ===========       ===========       ===========



        See accompanying notes to the consolidated financial statements.

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    From
                                                                                                 Inception
                                                                 Year Ended December 31,        (September 7,
                                                              -----------------------------        1994) to
                                                                 2001              2000        December 31, 2000
                                                              -----------       -----------    -----------------
Net loss                                                      $(1,314,350)      $(1,789,698)      $(4,143,755)
                                                              -----------       -----------       -----------
Adjustments to reconcile net loss to net cash
 used for operating activities:
    Depreciation and amortization                                 130,832           112,193           339,356
    Noncash compensation and consulting expenses                  361,425           353,632         1,112,929
    Inventory valuation allowance                                  46,643                --            46,643
    Increase in accounts receivable                               (11,962)               --           (11,962)
    (Increase) decrease in inventory                                   --           351,218          (310,943)
    (Increase) decrease in other assets                                --            58,530           (15,575)
    Increase (decrease) in accounts payable and
      accrued expenses                                             17,940           165,644               852
                                                              -----------       -----------       -----------

      Total adjustments                                           544,878         1,041,217         1,161,300
                                                              -----------       -----------       -----------

      Net cash used for operating activities                     (769,472)         (748,481)       (2,982,455)
                                                              -----------       -----------       -----------

Cash flows from investing activities:
    Capital expenditures                                          (37,011)          (48,339)       (1,380,560)
                                                              -----------       -----------       -----------

      Net cash used for investing activities                      (37,011)          (48,339)       (1,380,560)
                                                              -----------       -----------       -----------

Cash flows from financing activities:
    Proceeds from convertible debenture                                --           771,400         1,251,400
    Proceeds (repayments) from loan payable, net                  (32,734)           45,000            13,153
    Net proceeds from issuance of common stock                    806,000            10,000         3,208,612
                                                              -----------       -----------       -----------

      Net cash provided by financing activities                   773,266           826,400         4,473,165
                                                              -----------       -----------       -----------

Net increase (decrease) in cash and cash equivalents              (33,217)           29,580           110,150

Cash and cash equivalents at beginning of period                  143,367           113,787               -0-
                                                              -----------       -----------       -----------

Cash and cash equivalents at end of period                    $   110,150       $   143,367       $   110,150
                                                              ===========       ===========       ===========


Supplemental disclosures of noncash
  investing and financing activities:

         Issuance of common stock and options
           in exchange for services                           $   361,425       $   177,250       $   827,108
                                                              ===========       ===========       ===========

         Issuance of common stock in exchange for
           patent licensing agreement                         $        --       $   550,000       $   550,000
                                                              ===========       ===========       ===========


        See accompanying notes to the consolidated financial statements.

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      BACKGROUND

The Company ("P.D.C. Innovative Industries, Inc.") was organized in the state of Nevada on September 7, 1994. On January 22, 1998, a merger was effected between Kenneth C. Garcia, Inc. and the Company. On March 2, 2000, the Company exchanged shares with MAS Acquisition XIV Corp.("MAS"), a reporting company under the Securities and Exchange Act of 1934. As a result, the Company became the parent company to MAS, its wholly-owned subsidiary. As of December 31, 2001, MAS has no assets, or activities. On July 6, 2000, the Company merged with Sterile-Pro, Inc., forming the current operating divisions of the Company.

The Company is currently in the development stage and is in the process of raising additional capital. There is no assurance that once the development of the Hypo-Pro 2000 (formerly known as the Sterile Pro 2000) device is completed and finally gains Federal Drug Administration marketing clearance, and the sales of the TriLevel Family, a series of innovative levels for construction workers, finally commences, that the Company will achieve a profitable level of operations.


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a) Basis of Presentation

         The consolidated financial statements of the Company are presented as if the Company will continue as a going concern. No adjustments have been made to the values of the assets or liabilities of the Company as of December 31, 2001.

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

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

         (h) Stock-based compensation

         The Company adopted Statement of Financial Accounting Standards No.
         123. "Accounting for Stock-Based Compensation" ("SFAS 123"), in fiscal 1997. As permitted by SFAS 123, the Company will continue to measure compensation costs in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but provide pro forma disclosures of net loss and loss per share as if the fair value method (as defined in SFAS 123) had been applied beginning in fiscal 1997. The Company had no stock options issued through December 31, 2001, therefore no additional disclosure is required.

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

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (j) Long-lived assets

         Effective January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). This statement requires companies to write down to estimated fair value long-lived assets that are impaired. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In performing the review of recoverability the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized. The Company has determined that no impairment losses need to be recognized through the fiscal year ended December 31, 2001.

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

         (l) Comprehensive income

         SFAS 130, "Reporting Comprehensive Income", requires a full set of general purpose financial statements to be expanded to include the reporting of "comprehensive income". Comprehensive income is comprised of two components, net income and other comprehensive income. For the period from September 7, 1994 (date of inception) to December 31, 2001, the Company had no items qualifying as other comprehensive income.

         (m) Reclassifications

         Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current period presentation.

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(3)      MERGER

On July 6, 2000, the Company merged with Sterile-Pro, Inc., with the Company being the survivor. The merger was accomplished through the issuance of 33,000,000 shares of the Company's common stock. Sterile-Pro was a Florida corporation whose principal asset was the right to develop and market a device know as the Hypo-Pro 2000, pursuant to the licensing agreement signed on June 8, 2000. (See Notes 7 and 12)


(4)      GOING CONCERN

The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. The Company has yet to generate an internal cash flow, and until the sales of its product begins, the Company is totally dependent upon the debt and equity funding.

As a result of these factors, there exists substantial doubt about the Company's ability to continue as a going concern. However, management of the Company is continually negotiating with various outside entities for additional funding necessary to complete FDA marketing clearance. To date, management has been able to raise the necessary capital to reach this stage of product development and has been able to fund any capital requirements. However, there is no assurance that once the development of the Hypo- Pro 2000 device is completed and finally gains Federal Drug Administration marketing clearance, that the Company will achieve a profitable level of operations.


(5)      INVENTORY

Inventory consisted of the following as of December 31, 2001 and 2000:

                                              2001         2000
                                            --------     --------

               Raw materials                $ 72,250     $ 85,000
               Work-in process                55,250       65,000
               Finished goods                136,800      160,943
                                            --------     --------

                                            $264,300     $310,943
                                            ========     ========

The inventory of finished goods was written down $318,632 during the year ended December 31, 2000 to its net realizable value, with the values being based upon the initial sales pricing projections of the Company. During the year ended December 31, 2001, all components of the inventory were written down an additional $46,643, as there had been no movement in the inventory during the year.

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(6)      PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, less accumulated depreciation, as of December 31, 2001 and 2000:
                                                                      Estimated
                                             2001          2000      Useful life
                                          -----------    ---------     ---------

         Furniture and fixtures           $    18,831    $    18,831    5 years
         Computers and equipment               13,701         13,701    3 years
         Manufacturing equipment            1,348,028      1,311,017   15 years
                                          -----------    -----------

                                            1,380,560      1,343,549
         Less: accumulated depreciation      (320,615)      (224,652)
                                          -----------    -----------

                  Totals                  $ 1,059,945    $ 1,118,897
                                          ===========    ===========

Depreciation expense for the years ended December 31, 2001 and 2000 was $95,963 and $93,502, respectively.


(7)      OTHER ASSETS

Other assets consist of the following as of December 31, 2001 and 2000:

                                                             2001        2000
                                                           --------   --------
  Patent license agreement, net of accumulated
    amortization of $48,529 and $16,176, respectively      $501,470   $533,824
  Organization costs, net of accumulated
    amortization of $5,030 and $2,515, respectively           7,545     10,060
  Other                                                       3,000      3,000
                                                           --------   --------

        Totals                                             $512,015   $546,884
                                                           ========   ========

During June 2000, the Company finalized an exclusive Patent License Agreement with its then, chief executive officer. The officer was the owner of various patents and patents pending, which items will be eventually sold by the Company. Pursuant to the terms of the agreement, the Company was granted the exclusive right to modify, customize, maintain, incorporate, manufacture, sell, and otherwise utilize and practice the Patent, all improvements thereto and all technology related to the process, throughout the world. The license shall apply to any extension or re-issue of the Patent. The term of license is for the life of the Patent and any renewal thereof, subject to termination, under certain conditions. As consideration for the License, the Company issued to the officer 12,000,000 shares of common stock, subject to certain anti-dilution rights (See
Note 12 ). The License agreement has been recorded at the historical cost basis of the chief executive officer, who owned the patents.

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(8)      ACCRUED EXPENSES

Accrued expenses consist of the following as of December 31, 2001 and 2000:

                                                   2001          2000
                                                 --------      --------

         Accrued interest payable                $     --      $144,512
         Payroll taxes payable                         37         6,192
                                                 --------      --------

                  Total                          $     37      $150,704
                                                 ========      ========


(9)      CONVERTIBLE DEBENTURES AND OTHER LONG TERM LIABILITY

Prior to the merger with the Company, Sterile-Pro, Inc. entered into a Subscription Agreement with the Purchasers of the 8% Series Senior Subordinated Convertible Redeemable Debenture (the 'Debentures") on July 12, 2000. The Purchaser agreed to purchase $1,000,000 of the Company's Debentures at 90% of the face amount. The Debentures were offered subject to the rules promulgated by Rule 504, Regulation D of the Securities and Exchange Commission, and the rules of the state of Colorado Securities Division. The Debentures were to mature on July 12, 2002. The Debentures had become an obligation of the Company as a result of the merger.

The holder of the Debenture was entitled, at its option, at any time to convert all or any amount over $10,000 of the principal face amount of this Debenture then outstanding into freely trading stock of the Company without restrictive legend. The conversion price was to be equal to 75% of the lowest closing bid price of the common stock as reported for any of the three consecutive trading days immediately preceding the date of receipt by the Company of each notice of conversion. As a result, the Company recorded a premium discount at issuance on the convertible debentures in the aggregate amount of $231,010. This amount is included in the cost of the common shares during the amortization period, which began when the shares were initially converted during the year ended December 31, 2000. Accordingly, $103,382 was included to the cost of the shares converted as additional paid-in capital. No fractional shares will be issued on conversion, but the number of share issuable shall be rounded to the nearest whole share.

During the year ended December 31, 2000, the Company issued a total of 13,488,938 shares of its common stock in conversion of $880,268 of convertible debentures. Approximately $492,400, or 7,095,821 shares, were converted from the convertible debentures issued during the prior fiscal year. As of December 31, 2000, accrued interest on the remaining $639,943 of Debentures amounted to $16,884.

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(9)      CONVERTIBLE DEBENTURES (CONTINUED)

During July 2001, a lawsuit was filed by the holders of the debentures alleging breach of financial obligation by the Company. Prior to the Company filing an answer and/or counterclaim to the suit, the plaintiffs agreed to drop the lawsuit, and the Company did not have to pay any monies to the plaintiffs as settlement on the suit. On November 21, 2001 the suit was dismissed with prejudice, and each of the parties were responsible for their own legal fees and costs. As a result of this settlement, the Company is required to donate to the charity of their choice the remaining amount due on such debentures of approximately $559,443. The Company shall endeavor to utilize its best efforts to fulfill its obligation and satisfy this debt. The balance of this obligation has been classified as an "other long term liability" in the December 31, 2001 balance sheet.


(10)     LEASES

The Company leases its office and warehouse space under an operating lease expiring in August 2005. Minimum future lease payments under the non-cancelable operating lease having a remaining term in excess of one year as of December 31, 2001 are as follows:

                           Year ending December 31,                 Amount
                           ------------------------                --------

                                      2003                       $    63,600
                                      2004                            63,600
                                      2005                            42,400
                                                                 -----------

                  Total minimum future lease payments            $   169,600
                                                                 ===========


(11)     INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as a result of the Company's net operating losses. The Company has unused tax loss carryforwards of approximately $3,812,000 to offset future taxable income. Such carryforwards expire in years beginning 2017. The deferred tax asset recorded by the Company as a result of these tax loss carryforwards is approximately $1,296,000 and $869,000 at December 31, 2001 and 2000,
respectively. The Company has reduced the deferred tax asset resulting from its tax loss carryforwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. The net change in the deferred tax asset and valuation allowance from January 1, 2001 to December 31, 2001 was an increase of approximately $427,000.

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

The Company issued 2,000,000 shares of common stock to Sterile-Pro, Inc. on April 5, 1999 as consideration for the Company to complete the development of the Hypo-Pro 2000 device. In addition, during the year ended December 31, 1999, a total of 300,000 shares of stock were issued to a company for services rendered, a total of 1,292,605 shares were issued to unrelated third parties, and 383,993 shares were issued upon the conversion of $50,000 of convertible debentures.

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

During the year ended December 31, 2001, the Company issued a total of 26,917,833 shares ($1,167,425) of its common stock, as follows:

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(12)     COMMON STOCK (CONTINUED)

         1. The Company approved and issued a 5% stock dividend (1,215,933 shares) to its shareholders. The officers and directors declined the stock dividend.

         2. Services rendered by independent consultants in exchange for 3,833,750 shares. Consulting and legal expenses of $361,425 was charged as the fair market value of the stock on the dates of issuance approximated $.05 to $.46 per share.

         3. The Company sold a total of 21,868,150 shares of its common stock during the year at prices that ranged from $.024 to $.07 per share, and received cash proceeds totaling $806,000.


(13)     FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximated their fair values due to the short maturity of these instruments. The fair value of the Company's debt obligations is estimated based on the quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At December 31, 2001, the aggregate fair value of the Company's debt obligations approximated its carrying value.


(14)     SUBSEQUENT EVENTS

On February 7, 2002, the Company entered into an interim agreement with a consulting firm to consult, market and sell the "Hypo-Pro" product on a worldwide basis. Pursuant to such interim agreement, effective until March 31, 2002, the consulting firm is to receive 1,200,000 shares of the Company's common stock, and provides for the parties to enter into a definitive agreement by April 1, 2002.

Additionally, on February 7, 2002, the Company entered into an interim agreement with an outside consultant to consult, market and sell the "Hypo-Pro" product on a worldwide basis. Pursuant to such interim agreement, effective until March 31, 2002, the consultant is to receive 1,000,000 shares of the Company's common stock at a cost of $.01 per share, and provides for the parties to enter into a definitive agreement by April 1, 2002.

In February 2002, the Company issued the 2,200,000 restricted shares of our common stock as outlined above at a price of $.01 per share.

Subsequent to December 31, 2001, the President and stockholder of the Company has sold shares of the Company's stock in the open market and has loaned the Company approximately $77,000.

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(14)     SUBSEQUENT EVENTS (CONTINUED)

On March 20, 2002, pursuant to a resolution previously adopted by the Board of Directors on January 24, 2002 and approved by a vote of the majority stockholders, the Company filed a Certificate of Amendment of Articles of Incorporation increasing the number of authorized shares of its capital stock to 125,000,000 shares, par value $.001 per share.