Form 10QSB
period 2002-03-31
P D C INNOVATIVE INDUSTRIES INC
filed 2002-05-15
CIK 1093984

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 2002
                                                              ----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____to______

                        Commission file number: 0-27157
                                                -------

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
        (Exact name of small business issuer as specified in its charter)

        NEVADA                                           65-0789306
(State of incorporation)                       (IRS Employer Identification No.)

    3701 N.W. 126TH AVE, BAY 5, CORAL SPRINGS, FL          33065
     (Address of principal executive offices)            (Zip Code)

                    Issuer's telephone number: (954) 341-0092


         The number of shares outstanding of each of the issuer's classes of common equity as of May 10, 2002: 100,931,071 shares of common stock, $.001 par value.


Transitional Small Business Disclosure Format [check one] Yes [ ] No [X]

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                TABLE OF CONTENTS
                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2002


PART  I  FINANCIAL  INFORMATION
Item  1.   Consolidated Financial  Statements

           Condensed Consolidated Balance Sheet (Unaudited) as of March 31, 2002   Page 3

           Condensed Consolidated Statements of Operations (Unaudited) for
           the three months ended March 31, 2002 and 2001                          Page 4

           Condensed Consolidated Statements of Cash Flows (Unaudited) for
           the three months ended March 31, 2002 and 2001                          Page 5

           Notes to Consolidated Financial Statements                              Page 6

Item 2.    Management's Discussion and Analysis of Financial Condition and
            Plan of Operations                                                     Page 7


PART  II.  OTHER INFORMATION

Item  1.   Legal Proceedings                                                       Page 9

Item  2.   Changes in Securities                                                   Page 9

Item  3.   Defaults Upon Senior Securities                                         Page 10

Item  4.   Submission of Matters to a Vote of Security Holders                     Page 10

Item  5.   Other Information                                                       Page 10

Item  6.   Exhibits and Reports on Form 8-K.                                       Page 10

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                                   (UNAUDITED)



                                     ASSETS
                                     ------

Current  assets:
   Cash                                                             $     2,692
   Other receivables                                                      8,398
   Inventories                                                          264,300
                                                                    -----------
     Total current assets                                               275,390
                                                                    -----------

Property and equipment, net                                           1,047,181
Patent license agreement, net                                           496,382
Other assets                                                              6,916
                                                                    -----------
                                                                    $ 1,825,869
                                                                    ===========

                       LIABILITIES AND STOCKHOLDERS EQUITY
                       -----------------------------------


Current Liabilities:
    Accounts payable and accrued expenses                           $    51,850
                                                                    -----------
     Total current liabilities                                           51,850
                                                                    -----------

Shareholder loans                                                        75,340
Other long-term liability                                               559,443
                                                                    -----------
     Total liabilities                                                  686,633
                                                                    -----------

Stockholders' equity:
   Common stock                                                         100,931
   Additional paid-in capital                                         6,265,748
   Deficit accumulated during development stage                      (5,227,443)
                                                                    -----------
     Total stockholders' equity                                       1,139,236
                                                                    -----------

                                                                    $ 1,825,869
                                                                    ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                       FROM
                                                                THREE MONTHS ENDED                  INCEPTION
                                                                    MARCH  31,                      TO MARCH 31,
                                                       ----------------------------------          ------------
                                                            2002                 2001                  2002
                                                       ------------          ------------          ------------
Operating expenses:
    Salaries and related benefits                      $     95,048          $     90,901          $  1,148,237
    Professional fees, consulting and commissions           460,768                17,467               936,121
    Advertising, marketing and promotion costs              418,000                   493               902,116
    Travel and entertainment                                    156                 1,300                63,627
    General and administrative expenses                      15,727                30,023               518,361
    Inventory valuation adjustments                         365,275
    Materials, tooling and supplies                          41,503                20,189               213,081
    Equipment maintenance                                       939                 1,353                81,731
    Rent                                                     16,854                16,854               213,531
    Other                                                     3,976                 2,581                56,557
    Loan placement expenses and fees                         73,000
    Interest expense, net of interest income                 12,238               285,733
    Depreciation and amortization                            30,717                33,103               370,073
                                                       ------------          ------------          ------------
      Total operating expenses                            1,083,688               226,502             5,227,443
                                                       ------------          ------------          ------------
Net loss                                               $ (1,083,688)         $   (226,502)         $ (5,227,443)
                                                       ============          ============          ============

Net loss per share information:
   Basic:
      Net loss per share                               $       (.01)         $       (.01)         $       (.26)
                                                       ============          ============          ============

      Weighted average number of common shares           98,435,515            73,150,032            20,045,197
                                                       ============          ============          ============

   Diluted:
      Net loss per share                               $       (.01)         $       (.01)         $       (.26)
                                                       ============          ============          ============

      Weighted average number of common shares           98,435,515            73,150,032            20,045,197
                                                       ============          ============          ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED              FROM INCEPTION
                                                                     MARCH 31,                    TO MARCH 31,
                                                         --------------------------------          -----------
                                                             2002                 2001                 2002
                                                         -----------          -----------          -----------
Cash flows from operating activities:
  Net loss                                               $(1,083,688)         $  (226,502)         $(5,227,443)
  Changes in assets and liabilities                          923,279               32,882            2,084,579
                                                         -----------          -----------          -----------

Net cash used in operating activities                       (160,409)            (193,620)          (3,142,864)
                                                         -----------          -----------          -----------

Cash flows from investing activities:
      Purchase of equipment                                   (9,236)              (2,474)          (1,389,796)
                                                         -----------          -----------          -----------

Net cash used in investing activities                         (9,236)              (2,474)          (1,389,796)
                                                         -----------          -----------          -----------

Cash flows from financing activities:
     Proceeds (repayments) from loans and
         convertible debentures                               62,187              (32,734)           1,326,740

     Proceeds from sale of stock                                  --              199,000            3,208,612
                                                         -----------          -----------          -----------

Net cash provided by financing activities                     62,187              166,266            4,535,352
                                                         -----------          -----------          -----------

Net increase (decrease) in cash
   and cash equivalents                                     (107,458)             (29,828)               2,692

Cash and cash equivalents, beginning of period               110,150              143,367                   --
                                                         -----------          -----------          -----------

Cash and cash equivalents, end of period                 $     2,692          $   113,539          $     2,692
                                                         ===========          ===========          ===========

Supplemental  disclosures  of  noncash
  investing  and  financing  activities:

     Issuance  of  common  stock  and  options
       in exchange for services                          $   838,000          $        --          $ 1,665,108
                                                         ===========          ===========          ===========

     Issuance  of  common  stock  in  exchange  for
       patent  licensing  agreement                      $        --          $        --          $   550,000
                                                         ===========          ===========          ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES AND OTHER FACTORS, WHICH MAY CAUSE OUR ACTUAL RESULTS TO BE MATERIALLY DIFFERENT FROM HISTORICAL RESULTS OR FROM ANY RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD- LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, WITHOUT LIMITATION, LIMITED OPERATING HISTORY AND CONTINUING LOSSES, NO REVENUES FROM OPERATIONS, NO ASSURANCES OF RECEIVING REQUIRED REGULATORY APPROVAL OF OUR HYPO-PRO 2000 PRODUCT, UNCERTAINTY OF FUTURE PROFITABILITY, GOING CONCERN CONSIDERATIONS, UNCERTAIN ABILITY TO MEET CAPITAL NEEDS, NEED FOR ADDITIONAL MANAGEMENT PERSONNEL, DEPENDENCE ON PATENT LICENSING AGREEMENT WITH FOUNDER, DEPENDENCE ON MARKET ACCEPTANCE, LIMITED MARKETING, SALES AND MANUFACTURING CAPABILITIES, UNCERTAIN ABILITY TO PROTECT PATENTS AND PROPRIETARY TECHNOLOGY AND INFORMATION, COMPETITION, AND AS FURTHER SET FORTH IN OUR FORM 10-KSB FOR THE YEAR ENDING DECEMBER 31, 2001 UNDER THE HEADING "FACTORS THAT MAY EFFECT FUTURE OPERATING RESULTS",IN OUR PRESS RELEASES AND OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ("COMMISSION"). IN ADDITION TO STATEMENTS WHICH EXPLICITLY DESCRIBE SUCH RISKS AND UNCERTAINTIES, STATEMENTS WITH THE TERMS "BELIEVES," "BELIEF," "EXPECTS," " PLANS," "ANTICIPATES" AND SIMILAR STATEMENTS SHOULD BE CONSIDERED UNCERTAIN AND FORWARD-LOOKING. ALL CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY MAY APPEAR. WE UNDERTAKE NO OBLIGATION TO U0PDATE ANY SUCH FORWARD-LOOKING STATEMENTS.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

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

         Our health field related product, Hypo-Pro 2000 ("Hypo-Pro") (formerly Sterile-Pro 2000) is a patent-pending device designed to dispose of contaminated hypodermic syringes after patient use. As the result of the need to reconfigure and retest certain components of the device in response to prior meetings and discussions with U.S. Food & Drug Administration ("FDA") and OSHA regulatory agency personnel, and financing delays experiences post- September 11, 2001, our time schedule to seek and obtain FDA approval and to bring this product to market has continued to be delayed. However, following our receipt of independent laboratory test results, which are anticipated shortly, we plan to submit such device for FDA approval. Such application process is currently anticipated to take up to approximately 120 days. Assuming FDA approval, of which no assurances are given, we currently plan to commence sales and marketing of this product in approximately the fourth quarter of 2002.

         We have also previously developed, manufactured and currently inventory various types of construction levels. We continue to have discussions with a prominent national distributor of construction and home improvement products to sell and distribute such products. Such distributor has informally advised us that while it continues to be interested in selling our products, it is unable to currently commit itself to doing so due to the current economic environment and its own restructuring considerations relating thereto. No assurances are given, however, that a distribution agreement with such distributor will be consummated. In such event, the Company plans to pursue discussions with other national and local distributors.

         We have incurred net losses applicable to common shareholders since inception through March 31, 2002 of approximately $5,227,000. We currently anticipate that losses from operations will continue until at least approximately the end of the fourth quarter of 2002 due to an anticipated increase in marketing and manufacturing expenses associated with the commercialization of the Hypo-Pro, assuming FDA approval, and to a lesser extent, the construction levels, and revenues from product sales commencing, if at all, at such time. There can be no assurances our products will achieve market acceptance, or that sufficient revenues will be generated from their sales to allow us to operate successfully.

Results of Operations

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001.

         The Company's operating expenses for the three months ended March 31, 2002, were $1,083,688, representing an increase of $857,186 for the corresponding period for 2001. The major reasons for the overall increase in costs were a result of increases in salaries and related benefits ($4,147), professional fees and commissions ($443,301), marketing expenses ($417,507), and materials and tooling ($21,314). These cost increases are associated with and primarily a result of the Company becoming a reporting company with the Commission, the Company expanding its administrative support in preparation of the sales of its products, and the issuance of stock during the quarter which was recorded as an expense to the Company.

Balance Sheet Data

         Our combined cash and cash equivalents totaled $2,692 as of March 31, 2002. This is a decrease of $107,458 from $110,156 for the year ended December 31, 2001. As of March 31, 2002, the working capital of the Company amounted to $223,540.

         Property and Equipment was valued at $1,047,181, net as of March 31, 2002. The overall net decrease of $12,784 from the year ended December 31, 2001 is due primarily to depreciation recorded for the quarter.

Plan of Operations

         During approximately the next twelve months, we plan to seek FDA approval for the Hypo-Pro and in the event thereof, of which no assurances are given, commence manufacturing, sales and marketing efforts for such product. To a lesser extent, we also plan to pursue additional sales and marketing efforts for our construction level products.

         We are currently a development stage company and our continued existence is materially dependent upon our ability to resolve our liquidity problems, principally by obtaining additional equity and/or debt financing and by commencing product sales of our planned primary product, the Hypo-Pro. We have yet to generate an internal cash flow, and until the sales of one or both of our product lines may begin, we are totally dependent upon the equity and/or debt financing and loans from shareholders.

         In the event we are unable to obtain equity and/or debt financing or are unable to obtain such financing on terms and conditions acceptable to us, we may need to severely curtail or cease our operations. This would materially impact our ability to continue as a going concern.

         At March 31, 2002, we had working capital of approximately $223,540 compared to approximately $385,560 at December 31, 2001. Subsequent to December 31, 2001 and through the date hereof, our President, Mrs. Sowers, has made loans to the Company aggregating approximately $85,000, which loans are payable on demand and without interest. Subsequent to March 31, 2002, we received a $50,000 loan from an existing shareholder payable as to principal and interest 18 months from the date of issuance with an interest rate of 18% per annum. Such proceeds have been used for working capital purposes.

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

         While management believes in the event it receives FDA approval of the Hypo Pro, that such approval may present additional and more established funding sources, no assurances can be given that management is correct in its belief.

         We do not currently have any planned purchases or sales of plant and/or significant equipment within the next twelve month period. We expect that our research and development activities during such time period will focus primarily on additional versions of the Hypo-Pro.

         We do not currently expect to generate a positive internal cash flow for approximately the next nine to twelve months due to continue expenditures associated in seeking FDA approval and the costs associated with commercializing our Hypo-Pro product and additional research and development. The weakened U.S. economy and the compounded effect from the September 11th terrorist attack on the economy makes it difficult to assess our sales prospects with any certainty.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None.

ITEM 2. CHANGES IN SECURITIES

         For the period January 1, 2002 through March 31, 2002, the Company sold the following securities pursuant to Section 4(2) under the Securities Act of 1933, as amended, based upon the limited number of offerees, their relationship to the Company, the number of shares offered in each offering, the size of the respective offerings, and the manner of each offering:

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

         Subsequent to March 31, 2002, we issued a promissory note in the aggregate principal amount of $50,000 to an existing accredited shareholder to reflect a loan made by such person to the Company in such principal amount. Such promissory note is payable as to principal and interest 18 months from the date of issuance at an interest rate of 18% per annum.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             On March 20, 2002, pursuant to a resolution adopted by the Board of Directors on January 24, 2002 and approved by a vote of the majority stockholders, the Company filed a certificate of amendment of articles of incorporation increasing the number of authorized shares of its capital stock to 125,000,000, par value $.001.

ITEM 5. OTHER INFORMATION.

         On April 12, 2002, the Company's Board of Directors formally amended the Company's bylaws in accordance with the provisions thereof.

         On April 19, 2002, Ms. Fern Marlene Kennedy was appointed to fill a vacancy on the Board of Directors and Mr. Michael Hiler was appointed as the Company's Chief Executive Officer.

ITEM 6. EXHIBITS:

(a)     Exhibits

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

         2.3 Stock Purchase Agreement dated April 2001 with IDT Fund, Ltd. (incorporated by reference to Exhibit 2.3 to Form 10-KSB filed with the Commission on April 16, 2002).

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

         3.4      Bylaws - filed herewith

         3.5 Certificate of Amendment to Articles of Incorporation (incorporated by reference to exhibit to Exhibit 3.5 to Form 10-KSB filed with the Commission on April 16, 2002)

         3.6 Certificate of Amendment to Articles of Incorporation (incorporated by reference to exhibit to Exhibit 3.6 to Form 10-KSB filed with the Commission on April 16, 2002)

         3.7 Certificate of Amendment to Articles of Incorporation (incorporated by reference to exhibit to Exhibit 3.7 to Form 10-KSB filed with the Commission on April 16, 2002)

         10.1 Exclusive Patents License (incorporated by reference to Exhibit10.1 to P.D.C.'s Form 10- QSB filed with the Commission on September 30, 2000).

         10.2 Lease Agreement dated July 2000 by and between P.D.C. and L.A.W. Properties Coral Springs, LC (incorporated by reference to exhibit to Exhibit 10.2 to Form 10-KSB filed with the Commission on April 16, 2002)

(b)     Reports  on  Form  8-K - None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          P.D.C. INNOVATIVE INDUSTRIES, INC.
                                                   (Registrant)


Date:  May  15,  2002                     By  /s/ Michael Hiler
                                            ----------------------------
                                          Michael Hiler, Chief Executive Officer
                                          (Principal  Executive  Officer)

Date:  May  15,  2002                     By  /s/  Sandra  Sowers
                                            ---------------------
                                          Sandra Sowers, President
                                          (Principal  Financial  Officer)