Form 10QSB
period 2002-06-30
P D C INNOVATIVE INDUSTRIES INC
filed 2002-08-19
CIK 1093984

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: June 30, 2002
                                                              -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____to______

Commission file number: 0-27157
                        -------


                       P.D.C. INNOVATIVE INDUSTRIES, INC.
        (Exact name of small business issuer as specified in its charter)


          Nevada                                         65-0789306
          ------                                         ----------
  (State of incorporation)                         (IRS Employer Ident. No.)

3701 N.W. 126th Ave, Bay 5, Coral Springs, FL                          33065
---------------------------------------------                          -----
  (Address of principal executive offices)                           (Zip Code)

                  Registrant's telephone number: (954) 341-0092

The number of shares outstanding of each of the issuer's classes of equity as of June 30, 2002: 101,931,071 shares of common stock, $.001 par value.

    Transitional Small Business Disclosure Format [check one] Yes [ ] No [x]

                       P.D.C. INNOVATIVE INDUSTRIES, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2002


PART I  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements.

          Condensed Consolidated Balance Sheet (Unaudited) as of June
          30, 2002                                                       Page 3

          Condensed Consolidated Statements of Operations (Unaudited)
          for the three and six months ended June 30, 2002 and 2001      Page 4

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the six months ended June 30, 2002 and 2001                Page 5

          Notes to Condensed Consolidated Financial Statements           Page 6

Item 2.   Management's Discussion and Analysis of Financial Condition    Page 7
          and Plan of Operations.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                              Page 10

Item 2.   Changes in Securities                                          Page 10

Item 3.   Defaults Upon Senior Securities                                Page 10

Item 4.   Submission of Matters to a Vote of Security Holders            Page 10

Item 5.   Other Information                                              Page 11

Item 6.   Exhibits and Reports on Form 8-K                               Page 11

                       P.D.C. INNOVATIVE INDUSTRIES, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2002

                                   (UNAUDITED)


                                     ASSETS
                                     ------

Current assets:
   Cash                                                             $     2,688
   Other receivables                                                      5,989
   Inventories                                                          100,000
                                                                    -----------

     Total current assets                                               108,677
                                                                    -----------

Property and equipment, net                                           1,037,636
Patent license agreement, net                                           488,294
Other assets                                                              7,545
                                                                    -----------

                                                                    $ 1,642,152
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS EQUITY
                      -----------------------------------

Current Liabilities:
    Accounts payable and accrued expenses                           $    50,622
                                                                    -----------

     Total current liabilities                                           50,622
                                                                    -----------

Note payable                                                             50,000
Shareholder loans                                                       169,192
Other long-term liability                                               559,443
                                                                    -----------

    Total liabilities                                                   829,257
                                                                    -----------

Stockholders' equity:
   Common stock                                                         101,931
   Additional paid-in capital                                         6,434,748
   Deficit accumulated during development stage                      (5,723,784)
                                                                    -----------

                                                                        812,895

                                                                    $ 1,642,152
                                                                    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       P.D.C. INNOVATIVE INDUSTRIES, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                          SIX MONTHS ENDED               THREE MONTHS ENDED       FROM INCEPTION TO
                                                              JUNE 30,                        JUNE 30,                JUNE 30,
                                                   -----------------------------   -----------------------------   -------------
                                                        2002            2001            2002           2001             2002
                                                   -------------   -------------   -------------   -------------   -------------
Operating expenses:
    Salaries and related benefits                  $     271,385   $     171,420   $     176,337   $      80,519   $   1,324,574
    Professional fees, consulting and commissions        529,418          76,062          68,650          58,595       1,004,771
    Advertising, marketing and promotion costs           418,580             953             580             460         902,696
    Travel and entertainment                                 156           1,300              --              --          63,627
    General and administrative expenses                   22,105          59,561           6,378          29,538         524,739
    Inventory valuation adjustments                      163,133              --         163,133              --         528,408
    Materials, tooling and supplies                       70,963          82,254          29,460          62,065         242,541
    Equipment maintenance                                  1,950           2,719           1,011           1,366          82,742
    Rent                                                  33,708          33,708          16,854          16,854         230,385
    Other                                                  6,955          19,074           2,979          16,493          59,536
    Loan placement expenses and fees                          --              --              --              --          73,000
    Interest expense, net of interest income               1,500          25,002           1,500          12,764         287,233
    Depreciation and amortization                         60,176          66,206          29,459          33,103         399,532
                                                   -------------   -------------   -------------   -------------   -------------

      Total operating expenses                         1,580,029         538,259         496,341         311,757       5,723,784
                                                   -------------   -------------   -------------   -------------   -------------

Net loss                                           $  (1,580,029)  $    (538,259)  $    (496,341)  $    (311,757)  $  (5,723,784)
                                                   =============   =============   =============   =============   =============


Net loss per share information:
   Basic:
      Net loss per share                           $        (.02)  $        (.01)  $        (.00)  $        (.00)  $        (.25)
                                                   =============   =============   =============   =============   =============



      Weighted average number of common shares       100,132,176      78,188,588     101,810,192      80,779,153      22,652,279
                                                   =============   =============   =============   =============   =============

   Diluted:
      Net loss per share                           $        (.02)  $        (.01)  $        (.00)  $        (.00)  $        (.25)
                                                   =============   =============   =============   =============   =============

      Weighted average number of common shares       100,132,176      78,188,588     101,810,192      80,779,153      22,652,279
                                                   =============   =============   =============   =============   =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       P.D.C. INNOVATIVE INDUSTRIES, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                            SIX MONTHS ENDED        FROM INCEPTION
                                                                 JUNE 30,             TO JUNE 30,
                                                       --------------------------    -----------
                                                           2002           2001           2002
                                                       -----------    -----------    -----------
Cash flows from operating activities:
  Net loss                                             $(1,580,029)   $  (538,259)   $(5,723,784)
  Changes in assets and liabilities                      1,350,405        150,469      2,511,705
                                                       -----------    -----------    -----------

Net cash used in operating activities                     (229,624)      (387,790)    (3,212,079)
                                                       -----------    -----------    -----------

Cash flows from investing activities:

      Purchase of equipment                                (21,690)        (8,616)    (1,402,250)
                                                       -----------    -----------    -----------

Net cash used in investing activities                      (21,690)        (8,616)    (1,402,250)
                                                       -----------    -----------    -----------

Cash flows from financing activities:

     Proceeds (repayments) from loans and
         convertible debentures                            143,852        (32,734)     1,408,405
     Proceeds from sale of stock                                --        349,000      3,208,612
                                                       -----------    -----------    -----------

Net cash provided by financing activities                  143,852        316,266      4,617,017
                                                       -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents      (107,462)       (80,140)         2,688

Cash and cash equivalents, beginning of period             110,150        143,367             --
                                                       -----------    -----------    -----------

Cash and cash equivalents, end of period               $     2,688    $    63,227    $     2,688
                                                       ===========    ===========    ===========
Supplemental disclosures of noncash
  investing and financing activities:

    Issuance of common stock and options
      in exchange for services                         $ 1,800,000    $        --    $ 1,835,108
                                                       ===========    ===========    ===========

    Issuance of common stock in exchange
      for patent licensing agreement                   $        --    $        --    $   550,000
                                                       ===========    ===========    ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       P.D.C. INNOVATIVE INDUSTRIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of P.D.C. Innovative Industries, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes for the year ended December 31, 2001 found in the Company's Form 10-KSB.

2.  GOING CONCERN

P.D.C. Innovative Industries, Inc. (PDCI) is currently a development stage company and our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt and/or equity financing, of which no assurances are given. PDCI has yet to generate any internal cash flow, and until sales of our product begin, we are totally dependent upon debt and equity funding.

3.  INVENTORIES

Inventories are comprised primarily of finished goods, which are available for sale, and are stated at the lower of cost or market, determined on the FIFO method. The Company has reduced the value of its finished goods inventory $163,133 during the six months ended June 30, 2002 to its net realizable value. This inventory valuation adjustment has been reflected in the consolidated statement of operations.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES AND OTHER FACTORS, WHICH MAY CAUSE OUR ACTUAL RESULTS TO BE MATERIALLY DIFFERENT FROM HISTORICAL RESULTS OR FROM ANY RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, WITHOUT LIMITATION, SEVERE LIQUIDITY CONSTRAINTS, LIMITED OPERATING HISTORY AND CONTINUING LOSSES, NO REVENUES FROM OPERATIONS, NO ASSURANCES OF RECEIVING REQUIRED REGULATORY APPROVAL OF OUR HYPO-PRO 2000 PRODUCT, UNCERTAINTY OF FUTURE PROFITABILITY, GOING CONCERN CONSIDERATIONS, UNCERTAIN ABILITY TO MEET CAPITAL NEEDS, NEED FOR ADDITIONAL MANAGEMENT PERSONNEL, DEPENDENCE ON PATENT LICENSING AGREEMENT WITH FOUNDER, DEPENDENCE ON MARKET ACCEPTANCE, LIMITED MARKETING, SALES AND MANUFACTURING CAPABILITIES, UNCERTAIN ABILITY TO PROTECT PATENTS AND PROPRIETARY TECHNOLOGY AND INFORMATION, COMPETITION, AND AS FURTHER SET FORTH IN OUR FORM 10-KSB FOR THE YEAR ENDING DECEMBER 31, 2001 UNDER THE HEADING "FACTORS THAT MAY EFFECT FUTURE OPERATING RESULTS",IN OUR PRESS RELEASES AND OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ("COMMISSION"). IN ADDITION TO STATEMENTS WHICH EXPLICITLY DESCRIBE SUCH RISKS AND UNCERTAINTIES, STATEMENTS WITH THE TERMS "BELIEVES," "BELIEF," "EXPECTS," "PLANS," "ANTICIPATES" AND SIMILAR STATEMENTS SHOULD BE CONSIDERED UNCERTAIN AND FORWARD-LOOKING. ALL CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY MAY APPEAR. WE UNDERTAKE NO OBLIGATION TO U0PDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

P.D.C. Innovative Industries, Inc. ("P.D.C." or the "Company") is a development stage company which, since inception, has been engaged in the research and development of health field and construction related products that it currently plans to bring to the marketplace during fiscal year 2003. The Company has not yet engaged in any formal marketing or distribution of its products and therefore, has had no revenue from its operations.

Our health field related product, Hypo-Pro 2000 ("Hypo-Pro") (formerly Sterile-Pro 2000) is a patent-pending device designed to dispose of contaminated hypodermic syringes after patient use. As the result of the need to reconfigure and retest certain components of the device in response to prior meetings and discussions with U.S. Food & Drug Administration ("FDA") and OSHA regulatory agency personnel, and financing constraints experienced post-September 11, 2001, and which have continued and are now severe, our time schedule to seek and obtain FDA approval and to bring this product to market has continued to be delayed. Due to liquidity constraints, we have been unable to proceed with further laboratory testing, which is currently anticipated to cost between approximately $50,000 - $100,000, and which is required prior to submission of such device for FDA approval. Such FDA application process is currently anticipated to take up to approximately 120 days. Assuming our receipt of required capital, successful further laboratory testing, and FDA approval, none of which assurances are given, we currently plan to commence sales and marketing of this product in approximately the second quarter of 2003.

We have also previously developed, manufactured and currently inventory various types of construction levels. We have in the past had discussions with a prominent national distributor of construction and home improvement products to sell and distribute such products as well as other distributors, but have been unsuccessful to date in securing a distributor to sell such products. We plan to continue efforts to sell such products, which, if successful, would be helpful in providing needed short-term cash. However, no assurances are given that we will be successful in such efforts.

We have incurred net losses applicable to common shareholders since inception through June 30, 2002 of approximately $5,724,000. We currently anticipate that losses from operations will continue until at least approximately the end of the fourth quarter of 2002 due to an anticipated increase in marketing and manufacturing expenses associated with the commercialization of the Hypo-Pro, assuming FDA approval, and to a lesser extent, the construction levels, and revenues from product sales commencing, if at all, at such time. There can be no assurances our products will achieve market acceptance, or that sufficient revenues will be generated from their sales to allow us to operate successfully.

RESULT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2001.

The Company's operating expenses for the three months ended June 30, 2002, were $496,341, representing an increase of $184,584 for the corresponding period for 2001. The major reasons for the overall increase in costs were a result of increases in salaries and related benefits ($95,818), professional fees, consulting and commissions ($10,055), and inventory valuation adjustment ($163,133).

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

The Company's operating expenses for the six months ended June 30, 2002, were $1,580,029, representing an increase of $1,041,770 for the corresponding period for 2001. The major reasons for the overall increase in costs were a result of increases in salaries and related benefits ($99,965), professional fees, consulting and commissions ($453,356), advertising, marketing and promotion costs ($417,627), and inventory valuation adjustment ($163,133).

BALANCE SHEET DATA

Our combined cash and cash equivalents totaled $2,688 as of June 30, 2002. This is a decrease of $107,462 from $110,150 for the year ended December 31, 2001. As of June 30, 2002, the working capital of the Company amounted to $58,055.

We do not expect to generate a positive internal cash flow for at least the next twelve (12) months due to the expected increase in spending for finalizing the FDA approval process on one of our products and the costs associated with commercializing our initial product line.

Property and Equipment was valued at $1,037,636, net as of June 30, 2002. The overall decrease of $22,309 from the year ended December 31, 2001 is due primarily to depreciation recorded for the quarter.

Plan of Operations

Assuming sufficient liquidity to support our operations and obligations, of which there is no certainty, during approximately the next twelve months, we plan to continue to seek FDA approval for the Hypo-Pro and in the event thereof, of which no assurances are given, commence manufacturing, sales and marketing efforts for such product. To a lesser extent, we also plan to pursue additional sales and marketing efforts for our construction level products.

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

At June 30, 2002, we had working capital of approximately $58,055 compared to approximately $385,560 at December 31, 2001. Subsequent to December 31, 2001 and through June 30, 2002, our President, Mrs. Sowers, has made loans to the Company aggregating approximately $120,000, which loans are payable on demand and without interest. During April 2002, we received a $50,000 loan from an existing shareholder payable as to principal and interest 18 months from the date of issuance with an interest rate of 18% per annum. Such proceeds have been used for working capital purposes.

Subsequent to June 30, 2002, we have reduced our staff by four (4) persons which separations constitute approximately 57% of our workforce, reduced salary and administrative expenses by approximately $22,000 on a monthly basis, and have sought but not been successful in obtaining any material funding from outside sources. Our present monthly expenditure rate has been reduced to approximately $20,000 from approximately $50,000. No assurances are given that we will be able to satisfy our current and short term cash requirements as management is under no obligation to continue to effect loans to the Company and we have no current agreements, or arrangements or understandings for any material outside funding needed for continued sustained operations, additional laboratory testing, and product refinement.

While management believes in the event it receives FDA approval of the Hypo Pro, that such approval may present additional and more established funding sources, no assurances can be given that management is correct in its belief or that the Company will sustain operations through such time.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

None.

In April 2002, we issued a promissory note in the aggregate principal amount of $50,000 to an existing accredited shareholder to reflect a loan made by such person to the Company in such principal amount. Such promissory note is payable as to principal and interest 18 months from the date of issuance at an interest rate of 18% per annum.

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

         3.4 Bylaws (incorporated by reference to Exhibit 3.4 to Form 10-QSB filed with the Commission on May 15, 2002).

         3.5 Certificate of Amendment to Articles of Incorporation (incorporated by reference to exhibit to Exhibit 3.5 to Form 10-KSB filed with the Commission on April 16, 2002).

         3.6 Certificate of Amendment to Articles of Incorporation (incorporated by reference to exhibit to Exhibit 3.6 to Form 10-KSB filed with the Commission on April 16, 2002).

         3.7 Certificate of Amendment to Articles of Incorporation (incorporated by reference to exhibit to Exhibit 3.7 to Form 10-KSB filed with the Commission on April 16, 2002).

         4.2      Promissory Note.

         10.1 Exclusive Patents License (incorporated by reference to Exhibit10.1 to P.D.C.'s Form 10- QSB filed with the Commission on September 30, 2000).

         10.2 Lease Agreement dated July 2000 by and between P.D.C. and L.A.W. Properties Coral Springs, LC (incorporated by reference to exhibit to Exhibit 10.2 to Form 10-KSB filed with the Commission on April 16, 2002).

         99.1     Certification by Chief Executive Officer.

         99.2     Certification by Principal Financial and Accounting Officer.


(b)      Reports on Form 8-K

         On June 3, 2002, a current report on Form 8-K was filed with the Commission reporting that the Hypo-Pro had been classified by Underwriters Laboratories as having met certain safety requirements and having been classified as free from reasonably foreseeable risk of fire, electric shock and related hazards.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             P.D.C. INNOVATIVE INDUSTRIES, INC. (Registrant)

Date: August 19, 2002        By  /s/ Michael Hiler
                             ---------------------
                                     Michael Hiler, Chief Executive Officer
                                     (Principal Executive Officer)

Date: August 19, 2002        By  /s/ Sandra Sowers
                               ---------------------
                                     Sandra Sowers, President and CFO
                                     (Principal Financial Officer)