Form 10QSB
period 2002-09-30
P D C INNOVATIVE INDUSTRIES INC
filed 2002-11-19
CIK 1093984

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the transition period from ______ to ________

                         Commission file number 0-27157

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
        (Exact name of small business issuer as specified in its charter)

        Nevada                                             65-0789306
State of incorporation)                             (I.R.S. Employer Ident. No.)

3838 N.W. 126th Avenue, Coral Springs, Florida                         33065
     (Address of principal executive offices)                        (Zip Code)

                  Registrant's telephone number: (954) 341-0092

           3701 N.W. 126th Avenue, Bay 5,Coral Springs, Florida 33065
                                (Former Address)


The number of shares outstanding of each of the issuer's classes of equity as of November 19, 2002: 104,331,071 shares of common stock, $.001 par value.

    Transitional Small Business Disclosure Format (Check One:) Yes    No  X
                                                                  ---    ---

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheet (Unaudited) as of September 30,
         2002

         Condensed Consolidated Statements of Operation (Unaudited) for the three and nine months ended September 30, 2002 and 2001

         Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2002 and 2001

         Notes to Condensed Consolidated Financial Statements

                P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (Unaudited)

                                     ASSETS

Current assets:
   Cash                                                            $     1,291
   Other receivables                                                     5,989
   Inventories                                                         100,000
                                                                   -----------

     Total current assets                                              107,280
                                                                   -----------

Property and equipment, net                                             84,134
Patent license agreement                                               488,294
Other assets                                                             7,545
                                                                   -----------

                                                                   $   687,253
                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS DEFICIT

Current Liabilities:
    Accounts payable and accrued expenses                          $   104,887
                                                                   -----------

       Total current liabilities                                       104,887
                                                                   -----------

Note payable                                                            50,000
Shareholder loans                                                      200,200
Other long-term liability                                              559,443
                                                                   -----------

       Total liabilities                                               914,530
                                                                   -----------

Stockholders' deficit:
   Common stock                                                        104,331
   Additional paid-in capital                                        6,568,348
   Deficit accumulated during development stage                     (6,899,956)
                                                                   -----------

       Total stockholders' deficit                                    (227,277)
                                                                   -----------

                                                                   $   687,253
                                                                   ===========
              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Nine Months Ended             Three Months Ended      From Inception to
                                                             September 30,                 September 30,         September 30,
                                                    ---------------------------    ---------------------------  -----------------

                                                        2002            2001            2002           2001           2002
                                                    ------------    -----------    ------------    -----------    -----------
Operating expenses:
    Salaries and related benefits                   $    337,486    $   252,985    $     66,101    $    81,565    $ 1,390,675
    Professional fees, consulting and commissions        629,315        269,680          99,897        193,618      1,104,668
    Advertising, marketing and promotion costs           418,580          1,258                            305        902,696
    Travel and entertainment                                 156          1,300                                        63,627
    General and administrative expenses                   31,128         67,771           9,023          8,210        533,762
    Inventory valuation adjustments                      163,133                                                      528,408
    Materials, tooling and supplies                       76,453         69,716           5,490        (12,538)       248,031
    Equipment maintenance                                  2,143          3,657             193            938         82,935
    Rent                                                  50,562         50,562          16,854         16,854        247,239
    Other                                                 32,067         65,670          25,112         46,596         84,648
    Impairment loss on fixed assets                      933,502                        933,502                       933,502
    Loan placement expenses and fees                                                                                   73,000
    Interest expense, net of interest income               1,500         37,905                         12,903        287,233
    Depreciation and amortization                         80,176         99,310          20,000         33,104        419,532
                                                    ------------    -----------    ------------    -----------    -----------

      Total operating expenses                         2,756,201        919,814       1,176,172        381,555      6,899,956
                                                    ------------    -----------    ------------    -----------    -----------

Net loss                                            $ (2,756,201)   $  (919,814)   $ (1,176,172)   $  (381,555)   $(6,899,956)
                                                    ============    ===========    ============    ===========    ===========


Net loss per share information:
   Basic:
      Net loss per share                            $       (.03)   $      (.01)   $       (.01)   $       .00    $      (.27)
                                                    ============    ===========    ============    ===========    ===========

      Weighted average number of common shares       101,117,884     81,781,065     103,057,158     88,848,873     25,163,226
                                                    ============    ===========    ============    ===========    ===========

   Diluted:
      Net loss per share                            $       (.03)   $      (.01)   $       (.01)   $       .00    $      (.27)
                                                    ============    ===========    ============    ===========    ===========

      Weighted average number of common shares       101,117,884     81,781,065     103,057,158     88,848,873     25,163,226
                                                    ============    ===========    ============    ===========    ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Nine Months Ended     From Inception to
                                                             September 30,        September 30,
                                                       ------------------------  -----------------
                                                          2002           2001          2002
                                                       -----------    ---------    -----------
Cash flows from operating activities:
  Net loss                                             $(2,756,201)   $(919,814)   $(6,899,956)
  Depreciation and amortization                             80,176       99,310        419,532
  Impairment loss on fixed assets                          933,502           --        933,502
  Changes in assets and liabilities                      1,480,495      237,522      2,302,439
                                                       -----------    ---------    -----------

Net cash used in operating activities                     (262,028)    (582,982)    (3,244,483)
                                                       -----------    ---------    -----------

Cash flows from investing activities:
      Purchase of equipment                                (21,690)      (8,616)    (1,402,250)
                                                       -----------    ---------    -----------

Net cash used in investing activities                      (21,690)      (8,616)    (1,402,250)
                                                       -----------    ---------    -----------

Cash flows from financing activities:
     Proceeds (repayments) from loans
          and convertible debentures                       174,859      (32,734)     1,439,412
     Proceeds from sale of stock                                --      599,000      3,208,612
                                                       -----------    ---------    -----------

Net cash provided by financing activities                  174,859      566,266      4,648,024
                                                       -----------    ---------    -----------

Net increase (decrease) in cash and cash equivalents      (108,859)     (25,332)         1,291

Cash and cash equivalents, beginning of period             110,150      143,367             --
                                                       -----------    ---------    -----------

Cash and cash equivalents, end of period               $     1,291    $ 118,035    $     1,291
                                                       ===========    =========    ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002


2.       Going Concern

P.D.C. Innovative Industries, Inc. (PDCI) is currently a development stage company and our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt and/or equity financing. PDCI has yet to generate internal cash flow, and until sales of our product may begin, we are totally dependent upon debt and equity funding.


3.       Inventories

Inventories are comprised primarily of finished goods, which are available for sale, and are stated at the lower of cost or market, determined on the FIFO method.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

Forward-Looking Statements

         This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties and other factors, which may cause our actual results to be materially different from historical statements. Factors that might cause such a difference include, without limitation, severe liquidity constraints, limited operating history and continuing losses, no revenues from operations, no assurances of receiving required regulatory approval of our Hypo-Pro 2000 product, uncertainty of future profitability, going concern considerations, uncertain ability to meet capital needs, need for additional management personnel, dependence on patent licensing agreement with founder, dependence on market acceptance, limited marketing, sales and manufacturing capabilities, uncertain ability to protect patents and proprietary technology and information, competition, and as further set forth in our Form 10-KSB for the year ending December 31, 2001 under the heading "Factors That May Effect Future Operating Results", in our press releases and other reports filed with the Securities and Exchange Commission ("SEC" or the "Commission"). In addition to statements which explicitly describe such risks and uncertainties, statements with the terms "believes," "belief," "expects," "plans," "anticipates" and similar statements should be considered uncertain and forward-looking. All cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they may appear. We undertake no obligation to update any such forward-looking statements.

         P.D.C. Innovative Industries, Inc. ("P.D.C." or the "Company") is a development stage company which, since inception, has been engaged in the research and development of health field and construction related products, certain of which it currently plans to bring to the marketplace during fiscal year 2003. The Company has not yet engaged in any formal marketing or distribution of its products and therefore, has had no revenue from its operations.

         Our health field related product, Hypo-Pro 2000 ("Hypo-Pro") (formerly Sterile-Pro 2000) is a patent-pending device designed to dispose of contaminated hypodermic syringes after patient use. As the result of the need to reconfigure and retest certain components of the device in response to prior meetings and discussions with U.S. Food & Drug Administration ("FDA") and OSHA regulatory agency personnel, and financing constraints experienced post-September 11, 2001, which have continued and remain severe, our time schedule to seek and obtain FDA approval and to bring this product to market has continued to be delayed. Due to liquidity constraints, we have been unable to proceed with further laboratory testing, which is currently anticipated to cost between approximately $50,000 - $100,000, and which is required prior to submission of such device for FDA approval. Such FDA application process is currently anticipated to take up to approximately 120 days. Assuming our receipt of required capital, successful further laboratory testing, and FDA approval, none of which assurances are given, we currently plan to commence sales and marketing of this product in approximately the third quarter of 2003.

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

         We have incurred net losses applicable to common shareholders since inception through June 30, 2002 of approximately $6,899,956. We currently anticipate that losses from operations will continue until at least approximately the end of the fourth quarter of 2003 due to the need to make FDA recommended changes to the Hypo-Pro 2000 and the inability to market, manufacture and generate revenue from such product pending FDA approval, of which no assurances are given. There can be no assurances our products will achieve market acceptance, or that sufficient revenues will be generated from their sales to allow us to operate successfully.

Results of Operations
---------------------

         Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

         The Company's operating expenses for the three months ended September 30, 2002, were $1,176,172, representing an increase of $794,617 for the corresponding period for 2002. The major reasons for the overall increase in costs were a result of an increase in an impairment loss on fixed assets of $933,502 for plant equipment which is no longer in service to the Company.

         Nine Months Ended September 30, 2002 Compared to the None Months Ended September 30, 2001

         The Company's operating expenses for the nine months ended September 30, 2002, were $2,756,201, representing an increase of $1,836,387 for the corresponding period for 2001. The major reasons for the overall increase in costs were a result of increases in salaries and related benefits ($84,501), professional fees, consulting and commissions ($359,635), advertising, marketing and promotion costs ($417,322), inventory valuation adjustment ($163,133) and an impairment loss on fixed assets of $933,502 for plant equipment which is no longer in service to the Company.

Balance Sheet Data
------------------

         Our combined cash and cash equivalents totaled $1,291 as of September 30, 2002. This is a decrease of $108,859 from $110,150 for the year ended December 31, 2001. As of September 30, 2002, the working capital of the Company amounted to $2,393.

         We do not expect to generate a positive internal cash flow for at least the next twelve (12) months due to the expected increase in spending for finalizing the FDA approval process on one of our products and the costs associated with commercializing our initial product line.

         Property and Equipment was valued at $84,134, net as of September 30, 2002. The overall decrease of $975,831 from the year ended December 31, 2001 is due primarily to a $933,502 impairment loss on plant equipment which is no longer in service to the Company.

Plan of Operation
-----------------

         Assuming sufficient liquidity to support our operations and obligations, of which there is no certainty, during approximately the next nine months, we plan to continue to seek FDA approval for the Hypo-Pro and in the event thereof, of which no assurances are given, commence manufacturing, sales and marketing efforts for such product. To a lesser extent, we also plan to pursue additional sales and marketing efforts for our construction level products.

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

         At September 30, 2002, we had working capital of approximately $2,393 compared to approximately $385,560 at December 31, 2001. Subsequent to December 31, 2001 and through September 30, 2002, our President, Mrs. Sowers, has made loans to the Company aggregating approximately $124,859, which loans are payable on demand and without interest. During April 2002, we received a $50,000 loan from an existing shareholder payable as to principal and interest 18 months from the date of issuance with an interest rate of 18% per annum. Such proceeds have been used for working capital purposes.

         Subsequent to June 30, 2002, we have reduced our staff by four (4) persons which separations constitute approximately 57% of our workforce, reduced salary and administrative expenses by approximately $22,000 on a monthly basis, and have sought but not been successful in obtaining any material funding from outside sources. Our present monthly expenditure rate has been reduced to approximately $10,000 from approximately $20,000 per month in the last quarter. In connection therewith, we recently terminated our prior lease and entered into a two year lease with a monthly lease rate of $1,700, plus tax and annual cost of living increases, representing a savings of approximately $3,600 per month. No assurances are given that we will be able to satisfy our current and short term cash requirements as management is under no obligation to continue to effect loans to the Company and we have no current agreements, or arrangements or understandings for any material outside funding needed for continued sustained operations, additional laboratory testing, and product refinement.

         While management believes in the event it receives FDA approval of the Hypo Pro, that such approval may present additional and more established funding sources, no assurances can be given that management is correct in its belief or that the Company will sustain operations through such time.

         We have decided not to manufacture any of our products ourselves and as such, an impairment loss was recorded on our fixed assets of $933,502.

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

         A judgment was recently entered against the Company in the amount of approximately $226,000 for the alleged balance due under the terms of the lease agreement relating to its former leased facility. We are currently unable to quantify the financial impact on the Company of such judgment, pending discussions with representatives of the owner of such facility. See also "Part
II. Other Information" and "Item 1. Legal Proceedings" thereunder.

Item 3.  Controls and Procedures

         Within the 90 day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of such evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

         It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         L.A.W. Properties Coral Springs L.C. v. P.D.C. Innovative Industries, Inc., Circuit Court of the 17th Judicial Circuit in and for Broward County,
Case No. 02-016659(09). A judgment was recently entered against the Company in the amount of approximately $226,000 for the alleged balance due under the terms of the lease agreement relating to its former leased facility. We are currently unable to quantify the financial impact on the Company of such judgment, pending discussions with representatives of the owner of such facility.

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




         4.2      Promissory Note (incorporated by reference to Exhibit 4.2 to P.D.C.'s Form 10- QSB filed with the Commission on August 19, 2000).

         10.1     Exclusive Patents License (incorporated by reference to Exhibit10.1 to P.D.C.'s Form
                  10-QSB filed with the Commission on September 30, 2000).

         10.2     Lease Agreement dated July 2000 by and between P.D.C. and L.A.W. Properties
                  Coral Springs, LC (incorporated by reference to exhibit to Exhibit 10.2 to Form 10-
                  KSB filed with the Commission on April 16, 2002).

         10.3     Lease Agreement dated October 14, 2002 by and between P.D.C. and Coral Center*


                  (b) Reports on Form 8-K - None.



*filed herewith

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                P.D.C. INNOVATIVE INDUSTRIES, INC.
                                         (Registrant)


Date: November 19, 2002         By: /s/ Michael Hiler
                                    --------------------------------------------
                                   Chief Executive Officer (Principal Executive
                                   Officer)


Date: November 19, 2002         By:/s/ Sandra Sowers
                                   ---------------------------------------------
                                 President and Principal Financial and
                                 Accounting Officer

                                  CERTIFICATION
                                  -------------


         I, Michael Hiler, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of P.D.C. Innovative Industries, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Signature                         Title                        Date

 /s/ Michael Hiler            Chief Executive Officer          November 19, 2002
------------------           (Principal Executive Officer)
    Michael Hiler

                                  CERTIFICATION
                                  -------------


         I, Sandra Sowers, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of P.D.C. Innovative Industries, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


    Signature                       Title                            Date

/s/ Sandra Sowers        President, Principal Financial and    November 19, 2002
--------------------     Accounting Officer
 Sandra Sowers