Form 10KSB
period 2002-12-31
P D C INNOVATIVE INDUSTRIES INC
filed 2003-05-21
CIK 1093984

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2002

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

                         COMMISSION FILE NUMBER 0-27157

                    P.D.C. INNOVATIVE INDUSTRIES, INC. (Exact
                 name of Registrant as specified in its charter)

              NEVADA                                            65-0789306
              ------                                            ----------
(State or other jurisdiction                                   (IRS Employer
 of incorporation or organization)                           Identification No.)

4411 NW 105 TERRACE, CORAL SPRINGS, FLORIDA                         33065
-------------------------------------------                         -----
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

         Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]   No [X]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or amendment to this Form 10-KSB. [ ]

         The Registrant had no revenue for the fiscal year ended December 31, 2002.

         The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of May 16, 2003 was approximately $879,576 based on the closing bid price of the Registrant's common stock on such date as reported on the Over-the-Counter Bulletin Board.

         As of May 16, 2003, the Registrant had 114,671,071 shares of common stock, par value $.001 per share outstanding.

Documents Incorporated By Reference:  None

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General
-------

         References in this report to "we" and "our" are to P.D.C. Innovative Industries, Inc. (and its wholly-owned subsidiary, MAS Acquisition XIV Corp., which collectively may also be referred to herein as the "Company").

         P.D.C. Innovative Industries, Inc., a Florida corporation ("P.D.C. Florida"), was originally incorporated in the State of Florida in December 1997.

         On January 22, 1998, P.D.C. Florida merged with Kenneth C. Garcia, Inc., a Nevada corporation ("Garcia") an existing public company which subsequently changed its name to P.D.C. Innovative Industries, Inc. ("P.D.C."). Pursuant to the merger, 2,450,000 restricted shares of Garcia were issued to the sole shareholder of P.D.C. Florida, Mrs. Sandra Sowers and the Garcia shareholders retained 1,000,000 shares. Such merger was approved by all of the members of the Board of Directors of Garcia and shareholder approval was not required of the Garcia shareholders. Such transaction was effected by unrelated parties in an arms length transaction on terms deemed reasonable by such parties and no fairness opinion was rendered.

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

         The Hypo-Pro is a device designed to dispose of contaminated hypodermic syringes at the site of use, i.e., hospital, doctor's office, lab, etc. The device is designed to reduce, in an enclosed environment, the entire instrument to small, decontaminated particles, which can be disposed of as conventional trash. See "Our Products below"

         Prior to the merger, Mr. David Sowers, his wife, Sandra, and their son Vernon Leroy, owned 27,010,000 shares of Sterile-Pro common stock and an aggregate of 14,500,000 shares of P.D.C.'s common stock. Immediately after the merger, which was approved by all of the shareholders of Sterile-Pro and 50.75% of the issued and outstanding shares of P.D.C., they owned an aggregate of 45,000,000 shares of P.D.C.'s common stock, or approximately 61% of the total number of shares then issued and outstanding. Pursuant to such merger, P.D.C. assumed certain convertible debenture issuance obligations of Sterile-Pro in the aggregate principle amount of $1,000,000. No fairness opinion was issued in connection with such merger transaction, which was not effected pursuant to arms length negotiations but which terms were nevertheless considered reasonable.

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

         In consideration for his grant to P.D.C. of this license, P.D.C. issued 12,000,000 shares of its common stock, which, at the time, were subject to certain anti-dilution rights, to Mr. Sowers' designee, Mrs. Sowers. Such license agreement also provides for certain royalties to be paid pursuant to a delineated schedule, based upon product sales.

         Such license agreement was subsequently modified per the terms of an October 1, 2001 executed written consent of the Company's then Board of Directors, comprised of Mrs. Sandra Sowers (also the personal representative and beneficiary of the estate of David Sowers at such time) and Mr. Harold H. Harris, to provide that the Company be in receipt of $10,000,000 in revenue before any royalties are paid.

         Pursuant to the terms of a subsequent exclusive patent sub-license and royalty agreement entered into by and between P.D.C. and two other parties, discussed below, and a recently executed termination agreement between all of such parties, also discussed below, the terms of such licensing agreement, as modified, have been substantially further revised to terminate the anti-dilution and royalty provisions described above.

Recent Developments
-------------------

         As a result of our ongoing severe liquidity constraints, we determined in the latter part of 2002 not to manufacture any of our products ourselves.

         Accordingly, on November 21, 2002 , P.D.C. entered into an exclusive patent sub-license and royalty agreement with Medical Marketing Innovations, Inc. ("MMI"), a recently incorporated Florida corporation formed for purposes of marketing various medical products, for purposes of MMI manufacturing, selling and marketing the Hypo-Pro on a worldwide basis.

         The agreement provided, in summary, for MMI, at its sole cost and expense, to cause the manufacture, sales and marketing of the Hypo-Pro following such time as when the Hypo-Pro may receive U.S. Food and Drug Administration ("FDA") approval. Prior to submitting the Hypo-Pro to the FDA, P.D.C. was required pursuant to the agreement at its expense to undertake further laboratory testing of the Hypo-Pro as well as to fund the FDA application process. The agreement further provided for P.D.C. to receive certain royalty payments on product sales which might occur following such time as when FDA approval might be obtained.

         The directors and officers of MMI at the time the agreement was entered into were Messrs. Ronald Epstein, John Carlson, and Michael Hiler (PDC's then and current Chief Executive Officer). Mr. Hiler abstained from voting on the agreement in his capacity as a member of MMI's Board of Directors. The shareholders of MMI at the time the agreement was entered into were Messrs. Epstein, Carlson, Hiler and P.D.C., each of whom paid nominal consideration for their MMI shares

         In connection with approving the exclusive patent sub-license and royalty agreement on behalf of P.D.C., Mrs. Sandra Sowers, P.D.C.'s President and a PDC director, relinquished her prior right to personally receive any royalties from Hypo-Pro sales under the terms of the prior licensing agreement, as modified, discussed above by and between the estate of David Sowers of which Mrs. Sowers is the personal representative and sole beneficiary, and P.D.C., and relinquished all anti-dilution rights under the prior license agreement, as modified.

         In connection with entering into the agreement, P.D.C. retained and paid an initial retainer fee for the services of an outside professional services firm to provide P.D.C. with a fairness opinion to the effect that the agreement and its terms and related matters are fair to P.D.C. and its shareholders. Such firm preliminarily and informally concluded that the above-described transaction and terms were fair to P.D.C. and its shareholders. A fairness opinion has not been issued, however, as we have not had sufficient funds to pay the balance owed for such fairness opinion.

         On December 16, 2002, Global Medical Marketing, Inc., formerly e-Game Network, Inc. ("Global") (OTC: GMDM) effected a share exchange on a one for one basis with the shareholders of MMI, pursuant to which MMI became a wholly-owned subsidiary of Global, the MMI shareholders collectively became the majority shareholders of Global, and Messrs. Epstein, Carlson and Hiler, MMI's Chief Executive Officer, President, and Vice President, respectively, as well as directors, also assumed such respective positions with Global. Mr. Hiler subsequently resigned both his director and officer positions with Global as of March 25, 2003.

          Global was then and is currently a nominally capitalized company whose business plan provides, among other things, for the marketing and sale of various medical equipment, services and devices to the healthcare industry.

         As a result of our continuing severe liquidity constraints and lack of adequate funding, we have not been able to undertake additional laboratory testing or commence the FDA approval process for the Hypo-Pro. Such steps, as well as obtaining FDA approval for such product, were required prior to MMI having any manufacturing, selling and marketing obligations under such agreement.

         Accordingly, the parties to such exclusive patent sub-license and royalty agreement entered into a termination agreement dated May 5, 2003 pursuant to which the parties agreed to terminate such exclusive patent sub-license and royalty agreement, P.D.C. agreed to relinquish to Global its ownership interest in all of its shares of Global common stock in consideration for Global causing MMI to enter into the termination agreement and to relinquish its exclusive rights to the Hypo-Pro, and P.D.C. and the estate of David Sowers returned to their respective prior rights and obligations under the license agreement, as modified, discussed above, except that Mrs. Sowers agreed to relinquish all anti-dilution and royalty rights thereunder.

         We continue to experience severe liquidity constraints and do not have sufficient funds to initiate and complete additional laboratory testing required prior to the submission of the Hypo-Pro to the FDA, or to fund the initiation of such FDA approval process. No assurances are given that we will secure such needed funds or that the Hypo-Pro will ever receive FDA approval. Should we be unable to secure such necessary funds and obtain FDA approval for such product, P.D.C. and its results of operations will be adversely effected as the Hypo-Pro presently constitutes our only potentially viable product.

         Subsequent to June 30, 2002, we reduced our staff by four (4) persons which separations constitute approximately 57% of our workforce, substantially reduced salary and administrative expenses, and have sought but not been successful in obtaining any material funding from outside sources. Our present monthly expenditure rate has been reduced to approximately $10,840 from approximately $12,722 per month at December 31, 2002 as a result of the recent termination of our most recent leased facility, further discussed below. We do not currently have sufficient working capital on hand to support our monthly burn rate and no assurances are given that we will be able to satisfy our current and short term cash requirements. We have no current agreements, or arrangements or understandings for any material outside funding needed for continued sustained operations, additional laboratory testing, and product refinement.

         At December 31, 2002, and presently, we have a working capital deficiency of in excess of $1,000,000. As of December 31, 2002, our President, Mrs. Sowers, has made loans to the Company for working capital purposes aggregating approximately $214,780, which loans are unsecured, payable on demand and without interest. Subsequent to December 31, 2002 and through the date hereof, such loans now aggregate approximately $232,620. No assurances are given that management will continue to effect loans to the Company, nor is any member of management obligated to do so.

         We are currently unable to pay federal and state payroll taxes of approximately $16,000 which are past due and owing.

         During 2002, we were indebted to one of our vendors for services performed in the amount of $51,102. The balance is personally guaranteed by our President. The balance has been demanded in full by the vendor, however, no payments have been made as of December 31, 2002 or subsequent thereto through the date hereof. The entire amount has been included in accounts payable at December 31, 2002.

         Due to our severe liquidity constraints, in approximately mid-April 2003, we relocated our corporate office to our President's residence, 4411 NW 105 Terrace, Coral Springs, Florida 33065. Such facility is provided on a rent free basis. Prior thereto, our corporate and manufacturing facility had been located at 3838 NW 126th Avenue, Corporate Park, Coral Springs, Florida 33065. Such facility, which occupied approximately 2,000 square feet, was subject to a base rent, excluding sales tax and other charges, of $1,700 per month, with an annual cost of living adjustment over the term of the lease. The lease agreement for such facility, which is dated October 14, 2002, was to expire in November 2004. The landlord of such facility informally agreed to retain previously pre-paid first and last month's rent as well as a security deposit equal to a month's rent, and to allow the Company to vacate such premises without any further liability to the Company. In view of our current liquidity constraints and the fact that we do not currently plan to manufacture any products, we believe that our current facility is adequate for our current and reasonably foreseeable future needs.

         A judgment was previously entered against the Company in the amount of approximately $228,000 for the alleged balance due under the terms of the lease agreement relating to our former leased facility located at 3701 NW 126th Avenue, Bay 5, Coral Springs, Florida 33065. The landlord of such facility is currently in possession of our construction levels, certain machinery, furniture and office equipment. We understand that such facility has recently been relet by such landlord at a lease rate comparable to that which we previously paid, and also understand, based upon our counsel's informal discussions with the management of such landlord, that such company would be willing to release such levels, machinery, furniture and equipment if paid approximately $20,000. We do not currently have funds to pay such amount. As such, property and equipment is inaccessible, we recorded an impairment loss of $1,017,549 at December 31, 2002. We do not believe, however, that such company's possession of such items is material to the Company or its present or future operations as we do not intend to manufacture any products ourselves and we have in our possession the schematic and design drawings for the Hypo-Pro.

         While management believes in the event it receives FDA approval of the Hypo Pro that such approval may present additional and more established funding sources, no assurances can be given that management is correct in its belief or that the Company will sustain operations through such time.

         The U.S. Patent and Trademark Office has recently advised that it has rejected virtually all of the claims that were proffered in support of the Hypo-Pro potentially receiving patent protection. Counsel for the licensor of the Hypo-Pro has recently responded to such examiner requesting that the claims, as amended, be reconsidered. No assurances are given as to when a follow-on response from the U.S. Patent and Trademark Office may be received by such counsel, or if the U.S. Patent and Trademark Office will concur with any or all of such counsel's claims. In the event such agency does not so concur, meaningful patent protection may not be afforded to such product, which could in turn further adversely affect our ability to raise capital, negatively impact competitive advantages, if any, of such product, and may materially adversely impact prospective sales and marketing of such product.

         In view of our liquidity constraints, we have and plan to continue to issue shares of our common stock to certain employees and service providers for services rendered and to be rendered.

         In the event we are unable to obtain equity and/or debt financing or are unable to obtain such financing on terms and conditions acceptable to us, we may need to shortly further curtail our already extremely limited operations or cease our operations.

Our Products
------------

Hypo-Pro
--------

         The Hypo-Pro, our health field related product, is a patent-pending device designed to dispose of contaminated hypodermic syringes after patient use. The device reduces, in an enclosed environment, the entire instrument to small, decontaminated particles which can be disposed of as conventional trash. This approach significantly reduces physical hazards to health care personnel after injections or draws, reduces bacterial growth within and around collection boxes and aerolization of infectious agents, limits risks of injury or infection to waste-handling personnel, cuts costs of disposal, including collection, handling, paperwork and specialized transport as well as limits potential cross-contamination with the hospital, office and environment due to handling and moving of contaminated waste.

         The U.S. Patent and Trademark Office recently issued an office action in which it cited claim rejections on virtually all of our claims based upon prior patents found by the patent examiner. Counsel for the licensor of the Hypo-Pro has recently responded to such examiner requesting that the claims, as amended, be reconsidered. No assurances are given as to when a follow-on response from the U.S. Patent and Trademark Office may be received by such counsel, or if the U.S. Patent and Trademark Office will concur with any or all of such counsel's claims. In the event such agency does not so concur, meaningful patent protection may not be afforded to such product, which could in turn further adversely affect our ability to raise capital, negatively impact competive advantages, if any, of such product, and may materially adversely impact prospective sales and marketing of such product.

         At the end of May 2002, Underwriters Laboratories, Inc. classified the Hypo-Pro as having met certain safety requirements, and is therefore free from reasonably foreseeable risk of fire, electric shock and related hazards.

         As the result of the need to reconfigure and retest certain components of the device in response to prior meetings and discussions with FDA and the Occupational Safety Hazard Agency ("OSHA") regulatory agency personnel, and financing constraints experienced post-September 11, 2001, which have continued and remain severe, our time schedule to seek and obtain FDA approval and to bring this product to market has continued to be severely delayed. Due to continuing severe liquidity constraints, we have been unable to proceed with further laboratory testing, which is currently anticipated to cost between approximately $100,000-$150,000, and take up to approximately 4 to 6 months to complete once commenced, and which is required prior to submission of such device for FDA approval. Such FDA application process is currently anticipated to take up to approximately 120 days. In view of our need for required capital to undertake such further laboratory testing and for purposes of seeking to obtain FDA approval, as to which no assurances can be given, we cannot provide assurances when, if at all, such product may be available for marketing.

         In the event we secure the funding needed to undergo additional laboratory testing of the Hypo-Pro and then commence and obtain FDA approval, of which no assurances are given, it is anticipated that the Hypo-Pro may be manufactured and marketed by one or more third parties to hospitals and larger health clinics where higher volume usage justifies a dedicated machine at each usage point. In the event we are able to secure additional funding beyond our immediate funding requirements, we also plan to have at least two additional designs that would be available for smaller medical offices as well as a larger batch mode version. We currently have five prototypes of such device in our possession and previously tested such device in the first quarter of 2002 in a local hospital and a local fertility clinic in response to a suggestion by FDA personnel in an August 2001 meeting with P.D.C. that they would be interested in seeing the results of such device being tested in medical facilities for approximately two weeks. The comments that were received from the hospital were generally favorable, but also stated their desire that the disposal process be faster. The comments that were received from the fertility clinic were generally constructive, noting that an odor was detected during the disposal process and also reflecting that such process be faster.

         Although aware of safety protocols when dealing with contagious infectious illnesses, medical personnel are still subjected to thousands of penetrations with intrusive instruments each year with serious consequences, including possible life-threatening conditions, and the substantial cost of ongoing treatment and testing for their employment facility. Despite stringent regulations by OSHA, Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), and others, problems persists mainly because used contaminants are not destroyed, sterilized or decontaminated, but merely covered and stored, leaving the physical and biological hazards undiminished during storage, collection and transport to a licensed incinerator, usually off site. The Hypo-Pro is planned to prevent injury from contaminated needles and destroy biological hazards at the site of use.

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

         The FD&C Act further provides that, unless exempted by regulation, medical devices may not be commercially distributed in the United States unless they have been approved or cleared by the FDA. There are two review procedures by which medical devices can receive such approval or clearance. Some devices may qualify for clearance under a Section 5-10(k) procedure, which we believe based upon informal discussions previously had with FDA personnel, is applicable to the Hypo-Pro. The other review procedure, which we do not believe applies to the Hypo-Pro, is an application to the FDA for pre-marketing approval ("PMA") before marketing can begin. PMA applications must demonstrate, among other matters, that the medical device is safe and effective. A PMA application is typically a complex submission, usually including the results of clinical studies, and preparing an application is a detailed and time-consuming process.

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

         Any products manufactured or distributed by or for P.D.C. pursuant to FDA approval are, or will be, subject to continuing regulation by the FDA. The FD&C Act also requires that our products be manufactured in a establishment registered with the FDA which, prior to marketing approval being given by the FDA for such products, will be subject to FDA inspection in accordance with QSR. Labeling, advertising and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. P.D.C. and the manufacturers of our products or product components may be inspected on a routine basis by both the FDA and the individual states for compliance with current QSR regulations and other requirements.

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

         In addition to the foregoing, should P.D.C. seek to itself manufacture the Hypo-Pro, which it does not presently intend to do, P.D.C. will be subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection and fire hazard control. In such event, there can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations and that such compliance will not have a material adverse effect upon our ability to conduct business.

         We have had discussions and a meeting in August 2001 with FDA personnel explaining our Hypo-Pro product and requesting that the FDA assist us in classifying the Hypo-Pro device and outlining the preparatory documentation that will need to be submitted prior to product submission. We have filed Forms 2891(Initial Registration of Device Establishment) and 2892 (Device Listing), registering both P.D.C. and the Hypo-Pro in the FDA system. Additional informal comments received from the FDA after August 2001 indicated that the device, while then currently considered a Class III product, may be reclassified as a Class II product depending upon the results of testing by an independent laboratory concerning noxious and/or toxic fumes emissions. In the event of and following the Company's receipt of such independent laboratory test results, the Company plans to submit a Section 5-10(k) application to the FDA in Rockville, Maryland for approval. Such application process is currently anticipated to take up to approximately 120 days. We do not at this time, however, have sufficient funds to engage in additional laboratory testing required prior to submission of the Hypo-Pro for FDA approval, or to commence the FDA submission process.

         In January 2001, P.D.C. entered into a Medical Device Prototype Manufacturing Agreement with Biopass Medical Systems ("Biopass") located in Parkland, Florida to provide the final design, five prototypes, manual and operating instruction for the Hypo-Pro. Biopass, through its President Jay Brussels, has a history of completing prototype medical device mechanisms for the FDA. The initial prototypes have been completed and delivered to the Company together with user manual documentation.

         The Company has completed its contractual payment obligations to Biopass for work performed to date and may engage Biopass on an hourly basis as may be needed post-additional laboratory testing, if ever undertaken, for updating user manuals and for purposes of assistance concerning other possible regulatory submissions.

         In March 2001, we entered into a twelve month consulting agreement with Devices & Diagnostic Consulting Group, Inc., a medical devices consulting firm located in Rockville, Maryland. Pursuant to their engagement, such firm:

         - Provided guidance for, and assisted with, preparation of regulatory documents for submission to the FDA and foreign health agencies.

         - Assisted in the design, conduct, analysis, and reporting of results from medical device clinical studies.

         - Communicated with the FDA and foreign regulatory agencies and governments.

         -   Assisted in securing international product registrations.

         - Assisted in the development and maintenance of a domestic and internationally compliant quality system.

         - Provided appropriate referral of individuals deemed beneficial to meet the above objectives.

         -   Was available for consultation with our employees.

         Such firm continues to be available to provide these services on an as needed hourly basis and we may utilize such firm for one or more of the purposes above if funding permits.

OSHA Regulations
----------------

         In January 1992, OSHA issued comprehensive federal regulations aimed at establishing new protective standards to minimize occupational exposure to various blood borne pathogens such as Hepatitis and the HIV virus associated with AIDS. OSHA determined, after a study of the need for such regulations, that employees face a significant health risk as a result of occupational exposure to blood and other potentially infectious materials and concluded that this exposure can be minimized or eliminated using a combination of work practice controls, personal protective clothing and equipment, training, and medical surveillance.

         OSHA continues to stress the need for zero tolerance of hospital infectious disease controls, including the handling of contaminated syringes and other small contaminants, that remain in the hospital and clinic environment after use on a patient. OSHA estimates that 5.6 million workers in the healthcare industry and related occupations are at risk of occupational exposure to bloodborne pathogens. According to the NIOSH Alert in March 1999, it is estimated that 600,000 to 800,000 needle stick injuries and other percutaneous injuries occur annually among healthcare workers. Studies show that nurses sustain the majority of these injuries and that as many as one- third of injuries relating to sharps (the term generally applied to various devices that collect contaminated syringes and other contaminants) usage have been reported to be related to the disposal process. The Center for Disease Control estimates that 62% to 88% of sharps' injuries can potentially be prevented by the use of safer medical devices. Needle stick injuries and other sharp-related injuries that result in occupational bloodborne pathogen exposure continue to be an important public health concern.

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

         While federal OSHA standards do not apply to public sector employees, there are approximately 24 states with their own OSHA-approved occupational safety and health plans which must now adopt a comparable standard or amend their existing standard if it is not at least as effective as the federal standard in the public sector.

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

         Management believes that these regulations may have a materially favorable impact upon any future sales of our Hypo-Pro product.

         In September 2001, P.D.C. personnel met with OSHA representatives in Atlanta, Georgia at which time the Hypo-Pro was demonstrated. Such meeting had been arranged for the purpose of the FDA having OSHA as a reviewing agency determine compliance of P.D.C.'s Hypo-Pro with OSHA's Bloodborne Pathogen Standard and other safety regulations related to sharps containers. The OSHA representatives at such meeting made a number of recommendations relating to safety factors dealing, generally, with visibility, labeling and handling factors which the Company has since addressed by making appropriate modifications as suggested by OSHA, the FDA and UL. P.D.C. was further advised at such meeting that if laboratory testing confirmed the process contaminant as decontaminated and the bloodborne hazard removed then, per OSHA's definition of "decontaminant," the processed product would no longer be a hazardous material. It was confirmed at such meeting by such OSHA personnel that P.D.C.'s Hypo-Pro meets OSHA's regulations on bloodborne pathogens (29 CFR 1910.1030) and that P.D.C. may represent such finding in its 5-10(k) application to the FDA. A second meeting with OSHA personnel was held at OSHA's main Washington D.C. office on February 27, 2002 and limited follow-on discussions ensued.

Marketing
---------

         Management believes that in the event the Hypo-Pro becomes marketable, the primary markets for P.D.C.'s Hypo-Pro will be in the public and private healthcare sectors, divided essentially into three broad categories (i) hospitals; (ii) "alternative site" facilities (including surgical centers, nursing homes, and elderly care facilities and clinics); and (iii) small medical offices.

         Primary customers are anticipated to be the single end-user, purchasing associations or consortiums of various kinds - a dominant feature in the hospital sector - and various federal, state and local government bodies (the majority of whose purchases are open to competitive bidding).

         In the event the Hypo-Pro becomes marketable, the primary channels of distribution are anticipated to include medical supply distributors, dealers who specialize in the medical and hospital markets, and firms purchasing P.D.C.'s products for resale under "private label" arrangements for other suppliers and retailers.

         On February 24, 2001, we entered into a one year exclusive marketing agreement with Mr. Ronald Epstein, acting individually and under certain circumstances in association with Clearlake Financial Corporation ("Clearlake"), a medical equipment finance and leasing company located in Hialeah, Florida which is involved in the sale of medical equipment to hospitals and other medical facilities. Such agreement provided by its terms for the issuance of 500,000 shares of P.D.C. common stock to Mr. Epstein. Mr. Epstein is also the Chief Executive Officer and a director of Global.

         On February 7, 2002, P.D.C. entered into an interim agreement with Mr. Ronald Epstein & Associates pursuant to which Mr. Ronald Epstein & Associates was retained to consult, market and sell the Hypo-Pro on a worldwide basis. Pursuant to such interim agreement, effective until March 31, 2002, Mr. Epstein was issued 1,200,000 shares of P.D.C. common stock.

         On February 7, 2002, P.D.C. entered into an interim agreement with Mr. John G. Carlson pursuant to which Mr. Carlson was retained to consult, market and sell the Hypo-Pro on a worldwide basis. Pursuant to such interim agreement, effective until March 31, 2002, Mr. Carlson was issued 1,000,000 shares of P.D.C. common stock at a purchase price of $.01 per share. Mr. Carlson is the President and a director of Global.

         In view of our continuing severe liquidity constraints, we will be required to seek to obtain one or more third parties to manufacture, market and sell the Hypo-Pro in the event such product ever obtains FDA approval. No assurances are given that we will ever obtain FDA approval for such product, that we will be successful in entering into any such arrangements with one or more third parties, or if entered into, that any such third parties will be successful in fulfilling their respective manufacturing, marketing and selling obligations.

Competition
-----------

         The medical waste disposal sector is highly competitive and is presently dominated by Baxter International, Inc., Johnson & Johnson, Kimberly-Clark, Steri-Cycle, Waste Management, BMI and other large suppliers who, generally, manufacture and sell smaller and larger medical waste disposal system products which store, and in some instances, treat certain contaminated medical instruments until removed for further treatment but do not themselves decontaminate such instruments. There are generally substantial disposal costs associated in connection with contaminated products.

         We plan to develop a niche market within such industry through our planned ability to decontaminate commonly used syringes through the use of a medical product device which is both portable and relatively simple to maintain. We believe such factors distinguish our product from the generally larger, not portable, and substantially more expensive products offered by such competitors. No assurances are given, however, that such factors will cause our product to successfully compete if and when FDA approval may ever be obtained.

         We further believe that the patent pending status of the Hypo-Pro together with the application and review time necessary for FDA approval of a similar type device may provide the Company certain competitive advantages over prospective competitors, possibly for some period of time in the event of and after the Hypo-Pro may receive FDA approval. However, in view of recent claim rejections by the U.S. Patent and Trademark Office of virtually all of our claims and the uncertainty of our success in obtaining any meaningful patent protection, no assurances can be given, however, that P.D.C. is correct in its belief.

Intellectual Property Protection
--------------------------------

         P.D.C. has filed a patent application for the Hypo-Pro with the U.S. Patent and Trademark Office, which application is currently pending. The U.S. Patent and Trademark Office has recently advised that it has rejected virtually all of the claims that were proffered in support of the Hypo-Pro potentially receiving patent protection. Counsel for the licensor of the Hypo-Pro has recently responded to such examiner requesting that the claims, as amended, be reconsidered. No assurances are given as to when a follow-on response from the U.S. Patent and Trademark Office may be received by such counsel, or if the U.S.

Patent and Trademark Office will concur with any or all of such counsel's claims. In the event such agency does not so concur, meaningful patent protection may not be afforded to such product, which could in turn further adversely affect our ability to raise capital, negatively impact competitive advantages, if any, of such product, and may materially adversely impact prospective sales and marketing of such product.

Supplies and Suppliers
----------------------

         The Hypo-Pro is primarily comprised of high-grade machined aircraft aluminum, a power PC board and an electric motor, heater, blower, cooling fan and viewing lamp. All of such materials and components are readily available from numerous suppliers at competitive pricing.

Manufacturing
-------------

         We have previously manufactured certain components planned to be used for additional Hypo-Pro prototypes. However, in the event of and following the time when we may receive FDA approval for such product, it is expected that we will seek to subcontract out the manufacture of the Hypo-Pro to one or more third party manufacturers. We believe, based upon prior informal discussions with a number of health care device industry manufacturing participants, that there are a number of domestic and foreign manufacturers with whom we may subcontract the manufacturing of such product at competitive rates who also satisfy applicable quality assurance standards.

Other Products
--------------

         We have also previously developed, manufactured and inventoried various types of construction levels. Due to our severe liquidity constraints, we previously determined in the latter half of 2002 not to engage in any further manufacturing of these or any other products. We have had discussions in the past with a prominent national distributor of construction and home improvement products as well as other distributors to sell and distribute such products, but have been unsuccessful to date in securing a distributor to sell such products. We have intermittently attempted to effect sales through in-house personnel of such products to distributors and retail hardware stores and chains but have not been successful in such efforts due to lack of sufficient funds for marketing, and a general lack of interest for such products. We plan to continue limited efforts to sell such products if and when we may ever recover their possession, and if still viable for commercial sale. Such products are currently in the possession of a former landlord due to our inability to pay such landlord rent on a facility we formerly occupied.

Inventory
---------

         There are currently in excess of 5,000 levels in our inventory available for sale. We believe the sale of these levels in inventory if effectuated, would result in approximately $50,000 cash to P.D.C. if sold at current wholesale prices. No assurances are given, however, that such levels will be sold at this aggregate price, if at all. Currently, we do not have access to our inventory due to our nonpayment of rent under our prior lease obligation.

Employees
---------

         As of December 31, 2002 we employed a total of three full-time employees, including our Chief Executive Officer, Mr. Michael Hiler, and our President, Mrs. Sandra Sowers. We currently employ a total of three full-time employees, including our Chief Executive Officer and President. In view of our continuing severe liquidity constraints, we do not currently anticipate the need to hire any additional personnel except possibly one or two design engineers for additional refinements to the Hypo-Pro if and when sales and revenues from such product may commence and if working capital permits. We believe that our relations with our employees are good. None of our employees are represented by a labor union.

Insurance
---------

         Due to the decrease in the number of insurance carriers willing to provide product liability insurance, especially in the healthcare industry, product liability insurance availability has been significantly reduced and premiums have increased dramatically over recent years. At present, we do not maintain product liability insurance. Although we still intend to obtain such insurance coverage after such time as we may receive FDA approval for the Hypo-Pro, there can be no assurance that we will be able to obtain insurance for a reasonable, affordable premium. The inability to obtain such insurance could have a materially adverse effect upon our business, financial condition and future prospects.

ITEM 2.  DESCRIPTION OF PROPERTY

         Due to our severe liquidity constraints, in approximately mid-April 2003, we relocated our corporate office to our President's residence, 4411 NW 105 Terrace, Coral Springs, Florida 33065. Such facility is provided on a rent free basis. Prior thereto, our corporate and manufacturing facility had been located at 3838 NW 126th Avenue, Corporate Park, Coral Springs, Florida 33065. Such facility, which occupied approximately 2,000 square feet, was subject to a base rent, excluding sales tax and other charges, of $1,700 per month, with an annual cost of living adjustment over the term of the lease. The lease agreement for such facility, which is dated October 14, 2002, was to expire in November 2004. The landlord of such facility informally agreed to retain previously pre-paid first and last month's rent as well as a security deposit equal to a month's rent, and to allow the Company to vacate such premises without any further liability to the Company. In view of our current liquidity constraints and the fact that we do not currently plan to manufacture any products ourselves, we believe that our current facility is adequate for our current and reasonably foreseeable future needs.

ITEM 3.  LEGAL PROCEEDINGS

         L.A.W. Properties Coral Springs L.C. v. P.D.C. Innovative Industries, Inc., Circuit Court of the 17th Judicial Circuit in and for Broward County, Case No. 02-016659(09). A judgment was previously entered against the Company in the amount of approximately $228,000 for the alleged balance due under the terms of the lease agreement relating to its former leased facility located at 3701 NW 126th Avenue, Bay 5, Coral Springs, Florida 33065, including related litigation costs. The landlord of such facility is currently in possession of our construction levels, certain machinery, furniture and office equipment. We understand that such facility has recently been relet by such landlord at a lease rate comparable to that which we previously paid, and also understand, based upon our counsel's informal discussions with the management of such landlord, that such company would be willing to release such levels, machinery, furniture and equipment if paid approximately $20,000. We do not currently have funds to pay such amount. We do not believe, however, that such company's possession of such items is material to the Company or its present or future operations as we do not currently plan to manufacture any products ourselves and we have in our possession the schematic and design drawings for the Hypo-Pro.

         During 2002, we were indebted to one of our vendors for services performed in the amount of $51,102. The balance is personally guaranteed by our President. The balance has been demanded in full by the vendor, however, no payments have been made as of December 31, 2002 or subsequent thereto through the date hereof. The entire amount has been included in accounts payable at December 31, 2002.

         See also PART II - ITEM 5. and Recent Sales of Unregistered Securities thereunder.

         The Company has from time to time been involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company is not currently subject to any other claims, actions or proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         P.D.C.'s common stock is traded on the OTCBB under the symbol PDCI ("PDCIE" as of April 24, 2003 due to the Company not being current in its filings under the Exchange Act; it is expected the "E" will no longer appear shortly following the filing of this Form 10-KSB with the U.S. Securities and Exchange Commission). The following table sets forth, for each of the quarterly periods then ended, the high/low bid prices for our common stock, as reported by NASDAQ.com. These per share quotations reflect inter-dealer prices in the over-the-counter market without markups, markdowns, or commissions and may not necessarily represent actual transactions.

QUARTER ENDING                                               HIGH/LOW BID

FISCAL YEAR 2002
March 31, 2002                                                $.260/.095
June 30, 2002                                                 $.210/.090
September 30, 2002                                            $.105/.031
December 31, 2002                                             $.090/.021

FISCAL YEAR 2001
March 31, 2001                                                $.085/.021
June 30, 2001                                                 $.10/.045
September 30, 2001                                            $.175/.048
December 31, 2001                                             $.51/.14

         The number of beneficial holders of record of the common stock of P.D.C. as of the close of business on May 16, 2003 was approximately 204; however, many of the shares are held in street name and consequently do not reflect beneficial owners.

Recent Sales of Unregistered Securities
---------------------------------------

         For the period January 1, 2000 through December 31, 2002, P.D.C. sold the following securities pursuant to Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act"), except as otherwise noted, based upon the limited number of offerees, their relationship to the Company, the number of shares offered in each offering, the size of the respective offerings, and the manner of each offering:

         1/1/00 through 12/31/00:

         In January 2000, prior to P.D.C. becoming a reporting company under the Exchange Act, we issued 15,000 shares of restricted common stock to David Nakhon for business consulting services rendered.

         In January 2000, prior to P.D.C. becoming a reporting company under the Exchange Act, we issued 100,000 shares of restricted common stock to Adam Barnett for business consulting services rendered.

         In March 2000, we issued an aggregate of 3,956,000 shares of restricted common stock valued at approximately $.195 per share, in connection with the share exchange with MRC Legal Services Corporation whereby we acquired a controlling interest in MAS Acquisition XIV Corp.

         In April 2000, we issued 500,000 shares of restricted common stock to Vernon Leroy Sowers as bonus compensation for his services to P.D.C., valued at $.13 per share.

         On June 15, 2000, P.D.C. issued 12,000,000 shares of restricted common stock, subject to certain anti-dilution rights (subsequently relinquished pursuant to and in connection with the Company's termination agreement with MMI, Global and Sandra Sowers as the personal representative of the estate of David Sowers), to Mrs. Sandra Sowers as Mr. David Sowers designee in consideration for the patent licensing agreement, valued at $.12 per share. Such license agreement was subsequently modified per the terms of an October 1, 2001 executed written consent of the Company's then Board of Directors, comprised of Sandra Sowers (also the personal representative and beneficiary of the estate of David Sowers at such time) and Mr. Harold H. Harris, to provide that the Company be in receipt of $10,000,000 in revenue before any royalties are paid. Pursuant to the above-referenced termination agreement, Mrs. Sowers relinquished all anti-dilution and royalty payment rights.

         On July 6, 2000, P.D.C. entered into a plan of merger with Sterile-Pro, with P.D.C. being the survivor. In connection with the merger, we issued an aggregate of 30,500,000 shares of restricted common stock to David and Sandra Sowers and Vernon Leroy Sowers valued at $.05 per share in exchange for 100% of the outstanding Sterile- Pro shares.

         Prior to the merger between Sterile-Pro and P.D.C., Sterile-Pro was committed to issue an 8% Series A Senior Subordinated Convertible Redeemable Debenture for a total aggregate amount of $1,000,000.00, due July 5, 2002. Pursuant to the plan of merger, the rights and obligations of Sterile-Pro with respect to the Sterile-Pro and the Sterile-Pro Debenture became obligations of P.D.C. The debenture was discounted 10% of its face value and was convertible into P.D.C. common stock at a conversion price equal to 75% of the lowest closing bid price of the common stock for any of the three consecutive trading days immediately preceding the date of receipt of the conversion notice.

         In July 2000, Rock Solid Group L.L.C., Venice Holdings L.L.C. and Creative Holdings, L.L.C. funded $733,488 pursuant to the Debenture, which included attorney fees and costs of approximately $24,448. Creative Holdings converted an aggregate of $255,500 of the debenture for a total of 6,393,117 shares of P.D.C. common stock. In addition, they noticed an additional $80,000 for conversion, which was not honored by P.D.C. Litigation was commenced by such entities in connection with this matter, which was subsequently settled. The Debenture and the shares underlying the Debenture were issued, pursuant to an opinion of counsel, in reliance on Rule 504 of Regulation D under the Securities Act. The issuance of these securities was exempt from the registration requirements of the Securities Act pursuant to Section 3(b) thereunder.

          1/1/01 through 12/31/01

          In February 2001, we issued 5,714,285 shares of common stock to IDT Group, Inc. ("IDT") at $.035 per share for net proceeds of $199,000.

          In April 2001, we entered into a funding agreement with IDT for an aggregate installment payment purchase price of $1,000,000. To date, IDT has funded $200,000 of the $1,000,000, and has received 3,278,689 shares of restricted common stock at a purchase price of $.061 per share. In addition, we were required to escrow an additional 4,918,032 shares of restricted common stock as security for a 30% return on IDT's investment based upon the $.061 per share price. We also agreed to register the resale of the shares purchased by IDT. A registration statement on Form SB-2 was filed with the SEC in connection with this transaction. If the registration statement was not declared effective within 90 days from May 2, 2001, such funding agreement provided for P.D.C. to pay, as liquidated damages, 2% of the principal amount of the shares. After 120 calendar days, such funding agreement provided for P.D. C. to pay 3% of the principal amount of the shares for each 30-day period, or portion thereof, that the registration statement was not declared effective. To date, the registration statement has not been declared effective. P.D.C. has previously advised IDT that it does not intend to further proceed with such registration statement. A proposal was previously made by

P.D.C. through its counsel in January 2002 to IDT to resolve their respective differences concerning this matter, which proposal was rejected by IDT. There has been no further communication with IDT since the time P.D.C.'s proposal was rejected.

         In May 2001, we issued 500,000 shares of restricted common stock, valued at $.05 per share, to Ronald Epstein pursuant to the terms of his initial February 24, 2001 sales and marketing contract with P.D.C.

         In May 2001, we issued 100,000 shares of restricted common stock, valued at $.05 per share, to Mr. Paul Cohen for prior business consulting services.

         In August 2001, we issued 500,000 shares of restricted common stock, valued at $.06 per share, to Barbara Blazer as designee for Mark Blazer for services rendered by Mr. Blazer relating to his management of our plant facility.

         In August 2001, we issued 60,000 shares of restricted common stock to Fernando Bugallo, in addition to paying him $5,000, and 40,000 shares of restricted common stock to his counsel, Jeffrey Gerow, Esq., in connection with the settlement of litigation; such share issuances were valued at $.06 per share.

          In August 2001, we issued 1,000,000 shares of restricted common stock, valued at $.06 per share, to Southern Research Corporation, a corporation owned by Mr. Harold Harris, our then Interim Chief Executive Officer and a director for consulting services rendered.

         In August 2001, we issued 5,000,000 shares of restricted common stock to an existing accredited shareholder, Frank Bertrand, for gross proceeds of $250,000 or $.05 per share.

         In August 2001, we issued 1,000,000 shares of restricted common stock, valued at $.06 per share, to Linda Mathesie, the wife and designee of Michael Hiler, our then and current Chief Operating Officer, for services rendered.

         In September 2001, October 2001, and November 2001, we issued 100,000, 153,750 and 65,000 shares of restricted common stock, valued at $.13, $.46 and $.33 per share, respectively, to Richard D. Seay, Esq. for prior legal services rendered.

         In October 2001, we issued 100,000 shares of restricted common stock to the Spechler Family Partnership for $46,000 ($.46 per share).

         In November 2001, we issued 15,000 shares of restricted common stock to David Feingold, Esq. for legal services rendered, valued at $.35 per share.

         In December 2001, we issued an aggregate of 2,957,144 shares of restricted common stock to several individual accredited investors for an aggregate of $207,000.

         1/1/02 through 12/31/02

         In January 2002, we issued 2,000,000 shares of restricted common stock, valued at $.21 per share, to the estate of David Sowers in recognition of his prior contributions and services.

         In March 2002, we issued 1,000,000 shares of restricted common stock to John Carlson for sales and marketing services rendered and to be rendered at a price to be paid of $.01 per share.

         In March 2002, we issued 1,200,000 shares of restricted common stock, valued at $.19 per share, to Ronald Epstein for sales and marketing services rendered and to be rendered.

         In April 2002, we issued a promissory note in the aggregate principal amount of $50,000 to an existing accredited shareholder to reflect a loan made by such person to the Company in such principal amount. Such promissory note is payable as to principal and interest 18 months from the date of issuance at an interest rate of 18% per annum.

         In October 2002, we issued 1,666,667 shares of our restricted common stock to an existing stockholder, valued at $.015 per share, for an aggregate of $25,000.

         In October 2002, we issued 133,333 shares of our restricted common stock to an existing stockholder, valued at $.015 per share, for an aggregate of $2,000.

         On December 31, 2002, we agreed to issue 5,000,000 shares of our restricted common stock to Desarrollo Corporativo Logonet De Costa Rica Sociedad Anonima for prior business and consulting services rendered, valued at $.043 per share.

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

Factors That May Effect Future Operating Results
------------------------------------------------

         Uncertainty of Continued Operations and of Ability to Meet Capital
         ------------------------------------------------------------------
         Needs
         -----

         Our ability to continue operations and to meet our capital needs depends on our ability to first obtain funding to engage in additional laboratory testing of our Hypo-Product and to then seek to obtain FDA approval for such product. We currently estimate that we will require approximately $100,000-$150,000 for additional laboratory testing, and approximately $100,000-

$200,000 to fund our daily operations for approximately twelve months, which includes making necessary changes, improvements and/or refinements to the Hypo-Pro, depending upon the results of any additional laboratory testing, and seeking to obtain FDA approval, of which no assurances are given. While during the last fiscal year, we have sought and continue to seek funds for these purposes, we have not been successful in such efforts to date to secure any substantial funding, and no assurances are given that we will ever secure such funds. Our limited operations during such period and presently have been and continue to be funded primarily by informal loans made by our President, which aggregated approximately $214,780 at December 31, 2002 and aggregate approximately $232,620 currently, do not bear interest, are unsecured, and are due on demand. Such person is under no obligation to effect or to continue to effect such funding and no assurances are given that such person will do so. In such event, we may need to shortly further curtail our already extremely limited operations or cease operations, unless we are successful in raising the capital required for the purposes described above. We do not currently have sufficient working capital on hand to fund our current monthly burn rate of approximately $10,840. At December 31, 2002 and currently, we have liabilities in excess of $1,000,0000, including approximately $16,000 currently owed for past due federal and state payroll tax obligations. We are also considering pursuing discussions with one or more third parties who may have an interest in effecting a merger and/or other transaction with P.D.C. We have not yet formulated any specific criteria for any such third party or transaction, other than that any such third party have ongoing business operations. We have not had any discussions as of yet with any third parties and no assurances are given that such discussions will be held, or that such discussions, if held, will lead to any definitive agreement or transaction being effected.

         Limited Operating History; Continuing Operating Losses
         ------------------------------------------------------

         We have a limited history of operations. Since our inception, we have engaged principally in the development of our products, including the Hypo-Pro, which has not yet been approved for sale in the United States. Consequently, we have little experience in manufacturing, marketing and selling our products. We do not have any sources of operating revenue and have incurred net operating losses since inception through December 31, 2002 of $7,885,381. Such losses have resulted principally from costs associated with research and development and from general and administrative costs associated with our operations. Until such time as when we may secure sufficient funding to engage in additional laboratory testing, and to seek and obtain FDA approval of the Hypo-Pro, both of which no assurances are given, and sales and marketing efforts may then commence, we expect operating losses to continue.

         Need for Additional Capital
         ---------------------------

         We need additional capital to fund our operations, and are seeking to obtain additional capital through equity and/or debt financing from existing shareholders and others. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. There can be no assurance that additional financing will be available when needed, or if available, will be available on acceptable terms. Insufficient funds will require us to further delay our limited operational plans and objectives, which are to engage in the additional laboratory testing required to then seek FDA approval, obtaining FDA approval, and having a product then available for commercial manufacture and sale.

         Going Concern Considerations
         ----------------------------

         Our financial statements referred to in ITEM 7. of this Report and appearing in ITEM 13. have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management recognizes that we must generate capital and revenue to enable us to achieve profitable operations. We are planning on obtaining additional equity and/or debt financing to meet current and short term needs from one or more existing shareholders and possibly other sources, although we have no firm commitments for such funds. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon us obtaining revenues and equity capital and ultimately achieving profitable operations. However, no assurances can be given that we will be successful in these activities. Should any of these events not occur, our financial statements will be materially affected.

         Uncertainty of Revenues and of Future Profitability; Reliance Upon One
         ----------------------------------------------------------------------
         or More Third Parties to Manufacture, Market and Sell the Hypo-Pro
         ------------------------------------------------------------------

         To the extent we secure required funding, of which no assurances are given, it is currently estimated that laboratory testing will take approximately four to six months and that the FDA application process will take approximately 120 days from the date of submission. Assuming FDA approval, of which no assurances are given, we will then be reliant upon one or more third parties to manufacture or cause to be manufactured the Hypo-Pro and to commence sales and marketing efforts of such product. We have no agreements, arrangements or understandings with any third parties to engage in any of such activities and no assurances are given that we will enter into any arrangements with one or more third parties for such purposes. In view of our prior agreement with MMI to manufacture, market and sell the Hypo-Pro, which agreement was only recently terminated, we have not had any recent discussions with any third parties for such purposes, and do not currently know if we will be able to attract one or more qualified parties for such purposes. If third party manufacturers cannot be retained on commercially reasonable terms, the Hypo-Pro may not be able to be successfully commercialized as planned. Dependence upon third parties for the manufacture of Hypo-Pro components may adversely affect our profit margins and the ability to develop and deliver the Hypo-Pro on a timely and competitive basis. Our inability for whatever reason(s) to enter into arrangements with one or more third parties to successfully manufacture, market and sell such product will materially and adversely affect the Company as such contemplated sales presently constitute our only source of anticipated meaningful revenue. Accordingly, the time required to achieve revenues from product sales and profitability, if at all, is uncertain.

         Additional Factors Concerning Dependence on Third Parties
         ---------------------------------------------------------

         Third party manufacturers whom we may engage will be required to adhere to all rules and regulations enforced by the FDA through its facilities inspection program, including passing a facilities plant inspection, before the FDA will grant P.D.C. pre-market approval. There can be no assurance that such third-party manufacturers on whom we will depend for manufacture of the Hypo-Pro will be in compliance with such rules and regulations, the failure of which would have a material adverse effect on our business.

         The qualification of additional or replacement suppliers for certain components of the Hypo-Pro device can be a lengthy process. If delays or difficulties with third-party suppliers are encountered in producing, packaging, or distributing components of the Hypo-Pro, as we have from time to time experienced concerning the production of certain components, market introduction and subsequent sales could be adversely effected. In such event, there can be no assurance that alternative supply arrangements at commercially acceptable terms will be entered into.

         Dependence on Market Acceptance
         -------------------------------

         There can be no assurance that physicians or the medical community in general will accept and utilize the Hypo-Pro, if and when FDA approval may be obtained for such product and marketing and sales may commence, or any other health care related products, if any, which may be developed by P.D.C. The extent that, and rate at which the Hypo-Pro may achieve market acceptance and penetration, if ever marketed and sold, will depend on many variables including, but not limited to, the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of the Hypo-Pro, the perceived advantage, if at all, of the Hypo-Pro over then existing technology, and manufacturing, quality control, marketing and sales efforts undertaken. There can be no assurance that the medical community will broadly accept the Hypo-Pro product. Failure of P.D.C.'s first health field related product to gain broad market acceptance, if and when marketed, would in all likelihood have a material adverse effect on P.D.C.'s business, financial condition, and results of operations.

         Economic Uncertainty
         --------------------

         The U.S. economy continues to reflect uncertainty, exacerbated by the events of September 11 and recent subsequent events related to such attack. We are currently unable to predict with any certainty the impact, if any, of such economic uncertainty on prospective demand for our Hypo-Pro product, our financial condition or results of operations. We have found, post September 11, that traditional as well as other sources of financing are substantially more difficult to access. If we continue to find this to be the case, and cannot otherwise access required capital, our business and operations will be severely negatively impacted even if demand for our product may be present.

         Uncertainty of Patent Approval or of Ability to Protect Any Patents and
         -----------------------------------------------------------------------
         Proprietary Technology and Information
         --------------------------------------

         The U.S. Patent and Trademark Office has recently advised that it has rejected virtually all of the claims that were proffered in support of the Hypo-Pro potentially receiving patent protection. Counsel for the licensor of the Hypo-Pro has recently responded to such examiner requesting that the claims, as amended, be reconsidered. No assurances are given as to when a follow-on response from the U.S. Patent and Trademark Office may be received by such counsel, or if the U.S. Patent and Trademark Office will concur with any or all of such counsel's claims. In the event such agency does not so concur, meaningful patent protection may not be afforded to such product, which could in turn further adversely affect our ability to raise capital, negatively impact competitive advantages, if any, of such product, and may materially adversely impact prospective sales and marketing of such product.

         Our ability to compete effectively in the medical products industry will depend in part in the successful protection of our proprietary technology, both in the United States and abroad. The license agreement, as modified, to which we and the estate of David Sowers are parties, does not provide for either party to prosecute and maintain the U. S. patents and patent applications for the Hypo-Pro. While the estate of David Sowers has undertaken such responsibility in the past, no assurances are given that it will continue to do so in the future.

         The patent positions of medical products companies frequently involve complex legal and factual questions. To the extent such licensor does not continue to prosecute and/or later maintain any patents relating to the Hypo-Pro, we could incur substantial costs in defending any patent infringement claims or suits or in asserting any patent rights, including those granted by third parties, the expenditure of which we might not be able to afford. In such event, our sales and revenues for such product may be materially and adversely effected, as well as our business and operations in general. Even if we can afford such expenditures, no assurances are given that P.D.C. will be successful in any such proceedings.

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

         Potential Impact of Cost Containment Policies and Volume Buying Through
         -----------------------------------------------------------------------
         Purchasing Consortiums in the Healthcare Industry
         -------------------------------------------------

         Sectors of the healthcare market have accounted for most of the interest in the Hypo-Pro, with hospitals accounting for a majority of such previously expressed interest. The healthcare industry has been typified in recent years by strict cost containment measures imposed by federal and state governments, private insurers and other "third party" payers of medical costs.

         In response to these pressures, virtually all segments of the healthcare market have become extremely cost sensitive, and, in many cases, hospitals and other healthcare providers have become affiliated with purchasing consortiums charged with obtaining large quantities of needed products at the lowest possible cost. These factors, in combination, have had an adverse impact upon smaller suppliers and manufacturers, who either are unable to supply the large quantities sought by these purchasing consortiums or who are unable to respond to the need for lower product pricing. We believe that if demand for large quantity orders materialize, that such demand may be successfully met due to the potential availability of various domestic and/or offshore manufacturers. Further, we believe that the increased demand by hospitals for safety-oriented products due to applicable federal regulations may also serve to offset these factors. However, there can be no assurance that we will be able to overcome the impact of these conditions in the healthcare marketplace.

         Competition
         -----------

         The hospital supply and medical products sectors of the healthcare industry in which we plan to introduce the Hypo-Pro are intensely competitive. Many of our competitors in the medical products industry have far greater financial, manufacturing, marketing and sales resources, and more established market recognition in both the domestic and international markets than P.D.C. Our inability to secure any meaningful patent protection for the Hypo-Pro may also negatively impact our ability to compete. As such, no assurances are given that we will successfully compete.

         Potential Impact of Rising Cost of Raw Materials and Labor
         ----------------------------------------------------------

         The cost of raw materials from which the Hypo-Pro product is manufactured is subject to change. The price of such materials has generally been increasing. Significant increases in the cost of such materials could dramatically increase the pricing of our products and adversely affect future revenues and profitability of such products. Mass production of current and new lines of products, if any, if undertaken in response to product demand, of which no assurances are given, may require outsourcing to foreign manufacturers under the assumption that foreign labor may be less expensive. However, such outsourcing may lead to the risk of rising cost of the products in case of unforeseen surges of costs of labor in foreign markets as well as possible delays in manufacturing and shipping due to labor and/or other unrest, work stoppages and possibly other factors. The inability of the Company for whatever reason to meet market demand for its product should such demand develop could have a material adverse effect on the Company and its operations.

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

         Potential Impact of FDA and Governmental Regulation on New Product
         ------------------------------------------------------------------
         Development for the Health Care Industry
         ----------------------------------------

         The Hypo-Pro is regulated as a medical device by the FDA pursuant to the FD&C Act and is and may also be subject to regulation by other federal and state governmental agencies.

         The FDA has comprehensive authority to regulate the development, production, distribution and promotion of medical devices. Furthermore, certain states impose additional requirements on the distribution of medical devices. The cost of complying with present and future regulations may be significant. In addition, the regulatory approval process and attendant costs may delay or prevent the marketing of products, if any, developed by P.D.C. in the future. The Mandatory Device Reporting ("MDR") regulation obligates us to provide information to the FDA on injuries alleged to have been associated with the use of a product or certain product failures that could cause injury. If the FDA believes that we are not in compliance with the law, it can institute proceedings to detain or seize products, enjoin future violations, or assess civil and/or criminal penalties against P.D.C. and/or our officers and employees. Any such action by the FDA could result in a material disruption of our operations, including any subcontracted manufacturing, marketing and sales efforts, for an undetermined time.

         Possible Need for Additional Management and Other Personnel
         -----------------------------------------------------------

         In view of our current plans to rely upon one or more third parties to manufacture, market and sell the Hypo-Pro after such time as when we may obtain FDA approval of such product, we do not currently believe that we will need to seek and obtain additional management personnel with relationships to major health care organizations, or otherwise. However, in the event we determine to market the Hypo-Pro on our own or jointly with a third party, we will be required to seek and obtain additional management, sales and possibly other personnel with relationships to various health care organizations. Depending upon the compensation requirements of such person(s) and our cash position at such time, which may be insufficient to meet the compensation requirements of such person(s), no assurances are given that we will succeed in hiring such additional personnel, which could have a material adverse effect upon the Company and its operations.

         Control by Management
         ---------------------

         Management of P.D.C. currently own approximately 38.6% of the outstanding common stock of P.D.C. Since P.D.C.'s shares doe not have cumulative voting rights, such persons are currently in a position to control the policies and affairs of the Company.

           Lack of Cash Dividends
           ----------------------

         P.D.C. has not paid any cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

         Penny Stock Regulations and Restrictions
         ----------------------------------------

         The Securities and Exchange Commission (the "Commission" or the "SEC") has adopted regulations, which generally define penny stocks to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. At present, the market price of P.D.C.'s common stock is substantially less than $5.00 per share and therefore may be designated as a "penny stock" pursuant to the rules under the Exchange Act. Such a designation requires any broker or dealer selling such securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser, and determine that the purchaser is reasonably suitable to purchase such securities. These rules may restrict the ability of broker/dealers to sell our common stock and may affect the ability of investors to sell their shares. The issuance of large amounts of common stock upon conversion, or otherwise, and the subsequent sale of such shares may further depress the price of the common stock. In addition, since each new issuance of common stock dilutes existing shareholders, the issuance of substantial additional shares may further depress the price of our common stock and may cause a change of control of P.D.C.

         Possible Volatility of Stock Price
         ----------------------------------

         The price of our common stock has fluctuated substantially since it began trading on the OTCBB and is likely to continue to do so. Factors such as our continued severe liquidity constraints, the timing of our submission, if ever, of the Hypo-Pro to the FDA for approval, the results of any such submission, our success or lack of success in our efforts to secure needed equity and/or debt funding, developments in patent or other proprietary rights of P.D.C. or its competitors, including litigation, fluctuations in P.D.C.'s operating results, the potential sale and sale of issued and outstanding P.D.C. restricted stock as it becomes eligible for sale under Rule 144, and economic and market conditions, could have a significant impact on the future price of our common stock. In addition, should we not be able to continue to afford the expense of reporting under the Exchange Act, our common stock will shortly thereafter be delisted from the OTCBB. In such event, our common stock may only be traded, if at all, in the OTC "Pink Sheets" which frequently provides less liquidity and greater volatility for securities traded on such market, larger spreads between bid and ask prices, and is typically less followed by market participants.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

         The following discussion should be read together with the information contained in the Financial Statements and related Notes included elsewhere in this filing.

         We make statements in this Report on Form 10-KSB under the caption "Management's Discussion and Analysis and Plan of Operation" as well as in our press releases and verbal statements that may be made by our officers, directors or employees acting on behalf of our Company, that are not historical fact and constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Factors that might cause such a difference include, without limitation, the information set forth below and under the heading above entitled "Factors That May Effect Future Operating Results." In addition to statements which explicitly describe such risks and uncertainties, terms such as "believes", "belief", "expects", "plans", or "anticipates" should be considered uncertain and forward-looking. All cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they may appear.

Results of Operations
---------------------

Twelve Months Ended December 31, 2002 and 2001
----------------------------------------------

         We have not had any revenues from operations in each of the last two fiscal years. For the reasons discussed below, we incurred a loss from operations of $(3,697,129) for the fiscal year ended December 31, 2002 as compared to a loss from operations of $(1,276,511) for the fiscal year ended December 31, 2001.

         Compensation and related benefits during the year ended December 31, 2002 increased $383,641 to a total of $729,150 from $345,509 for the prior year primarily due to a stock issuance to the estate of our founder in recognition of his prior contribution of services.

         Professional fees, consulting and commissions during the year ended December 31, 2002 were $434,672, representing a decrease of $9,337 from the $444,009 incurred during the year ended December 31, 2001. The decrease is a result of reduced expenditures for such matters.

         Advertising, marketing and promotional costs for the year ended December 31, 2002 amounted to $418,580 compared to $0 for the year ended December 31, 2001. Such increase related primarily to stock issuances for product marketing and consulting services.

         General and administrative expenses, including bad debt expense, in the aggregate during the twelve months ended December 31, 2002 were $111,998 representing a decrease of $39,774 from $151,772 for the year ended December 31, 2000. The decrease in these costs is attributable primarily to our decreased level of operations during such last fiscal year.

         During 2002, we recorded an impairment loss of $1,017,549 related to property and equipment that we owned that was inaccessible, an impairment loss of $472,118 related to patents, and an impairment loss of investment of $100 related to our investment in MMI. We did not recognize any impairment losses on our property and equipment or patents or any investments during the year ended December 31, 2001.

         During 2002, we recorded a loss on writedown of inventory of $263,133 compared to a recorded loss on writedown of inventory of $46,643 during 2001. Such increased loss on writedown is attributable to the financial difficulties we have been experiencing. Specifically, we have been locked out of our leased facility and therefore, have no access to and are unable to sell our inventory.

         Materials, research and development, and tooling costs for the year ended December 31, 2002 were $73,329 or a decrease of $17,001 from the $90,330 incurred during December 31, 2001. Such reduction in costs is attributable to a reduced level of activity.

         Rent expense increased $5,100 during the year ended December 31, 2002 to $72,516 from $67,416 during the year ended December 31, 2001 due to our rental obligation on two facilities for a short time in the latter part of 2002.

         Depreciation and amortization expenses decreased $26,848 to $103,984 during the year ended December 31, 2002 from the $130,832 incurred during the year ended December 31, 2001. This decrease is a result of our no longer utilizing certain assets and writing off such assets as impairment losses. We have been locked out of our leased facility and therefore, have no access to and are unable to sell our inventory.

         Interest expense decreased to $6,000 for the year ended December 31, 2002 from $38,291 for the prior year as a result of the Company no longer having any interest expense on previously outstanding debentures and only having an interest expense on a currently outstanding promissory note in the amount of $50,000 from a stockholder. In connection with the settlement of a lawsuit relating to these debentures, there is no additional interest expense related to the agreed upon settlement amount of $559,443 for which we are still obligated.

Balance Sheet Data
------------------

         We have financed our operations since inception by the issuance of equity and debt securities with aggregate net proceeds of approximately $4,537,000 and through loan transactions with our President in the aggregate net amount of $214,780 through December 31, 2002.

         Our combined cash and cash equivalents totaled $0.00 at December 31, 2002. We are not certain when, if ever, we may generate a positive internal cash flow due to continued expenditures, working capital needs, and ongoing losses, including the expected costs associated with seeking to obtain FDA approval.

         At December 31, 2002, in order to reflect the financial difficulties we have been experiencing, we fully impaired the remaining net book value related to our fixed assets. Accordingly, we recorded an impairment loss of $1,017,549 related to property and equipment that we owned which was inaccessible.

Plan of Operations
------------------

         During approximately the next twelve months, assuming receipt of required capital of approximately $250,000-$350,000, of which no assurances are given, we plan to engage in additional laboratory testing and to seek to obtain FDA approval for the Hypo-Pro. In the event we obtain FDA approval, of which no assurances are given, we currently plan to seek one or more strategic partners to assist in and fund the manufacture, marketing and sale of the Hypo-Pro. No assurances are given that we will be successful in such efforts. To a substantially lesser extent, we also plan to pursue additional sales and marketing efforts for our construction level products if we obtain access to them from our prior landlord.

         We are also considering pursuing discussions with one or more third parties who may have an interest in effecting a merger and/or other transaction with P.D.C. We have not yet formulated any specific criteria for any such third party or transaction, other than that any such third party have ongoing business operations. We have not had any discussions as of yet with any third parties and no assurances are given that such discussions will be held, or that such discussions, if held, will lead to any definitive agreement or transaction being effected.

         We are currently a development stage company and our continued existence is materially dependent upon our ability to resolve our liquidity problems, principally by obtaining additional equity and/or debt financing and by commencing product sales of our primary product, the Hypo-Pro. We have yet to generate an internal cash flow, and until sales of such product line may commence, if ever, we are totally dependent upon equity and/or debt financing and loans from shareholders and /or others. We continue to have informal discussions from time to time with prospective funding sources, including existing shareholders and others; however, we do not currently have any firm or informal commitments or understandings for financing.

         Our present monthly expenditure rate has been reduced to approximately $10,840 from approximately $12,722 per month at December 31, 2002 as a result of the recent informal termination of our most recent leased facility, further discussed below. We do not currently have sufficient working capital on hand to support our monthly burn rate and no assurances are given that we will be able to satisfy our current and short term cash requirements. We have no current agreements, or arrangements or understandings for any material outside funding needed for continued sustained operations, additional laboratory testing, and product refinement.

         At December 31, 2002, and presently, we have a working capital deficiency of in excess of $1,000,000. As of December 31, 2002, our President, Mrs. Sowers, has made loans to the Company for working capital purposes aggregating approximately $214,780, which loans are unsecured, payable on demand and without interest. Subsequent to December 31, 2002 and through the date hereof, such loans now aggregate approximately $232,620. No assurances are given that management will continue to effect loans to the Company, nor is any member of management obligated to do so.

         We are currently unable to pay federal and state payroll taxes of approximately $16,000 which are past due and owing.

         During 2002, we were indebted to one of our vendors for services performed in the amount of $51,102. The balance is personally guaranteed by our President. The balance has been demanded in full by the vendor, however, no payment have been made as of December 31, 2002 or subsequent thereto through the date hereof. The entire amount has been included in accounts payable at December 31, 2002.

         Due to our severe liquidity constraints, in approximately mid-April 2003, we relocated our corporate office to our President's residence. In view of our current liquidity constraints and the fact that we do not currently plan to manufacture any products, we believe that our current facility is adequate for our current and reasonably foreseeable future needs.

         While management believes in the event it receives FDA approval of the Hypo Pro that such approval may present additional and more established funding sources, no assurances can be given that management is correct in its belief or that the Company will sustain operations through such time.

         The U.S. Patent and Trademark Office has recently advised that it has rejected virtually of the claims that were proffered in support of the Hypo-Pro potentially receiving patent protection. Counsel for the licensor of the Hypo-Pro has recently responded to such examiner requesting that the claims, as amended, be reconsidered. No assurances are given as to when a follow-on response from the U.S. Patent and Trademark Office may be received by such counsel, or if the U.S. Patent and Trademark Office will concur with any or all of such counsel's claims. In the event such agency does not so concur, meaningful patent protection may not be afforded to such product, which could in turn further adversely affect our ability to raise capital, negatively impact competitive advantages, if any, of such product, and may materially adversely impact prospective sales and marketing of such product.

         In view of our liquidity constraints, we have and plan to continue to issue shares of our common stock to certain employees and service providers in payment for services rendered and to be rendered.

         In the event we are unable to obtain equity and/or debt financing or are unable to obtain such financing on terms and conditions acceptable to us, we may need to shortly further curtail our already extremely limited operations or cease our operations.

         We do not currently have any planned purchases or sales of plant and/or significant equipment within the next twelve month period. We expect that our research and development activities, if any, during such time period will focus primarily on additional versions of the Hypo-Pro. We do not currently expect any significant changes in the number of our employees during such period.

         We are not certain when, if ever, we may generate a positive internal cash flow due to continued expenditures, working capital needs, and ongoing losses, including the expected costs associated with seeking to obtain FDA approval. The continued weakened U.S. economy and the compounded effect from the September 11th terrorist attack and recent subsequent events related to such attack make it difficult to assess our sales prospects with any certainty.

Critical Accounting Policies
---------------------------

         Stock Based Compensation

         From time to time, we have issued and plan to continue to issue shares of our common stock to certain employees and service providers for services rendered and to be rendered. The fair market value of such shares is based on the quoted trading price of our common stock at the grant date.

         Deferred Tax Assets

         Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.

ITEM 7.  FINANCIAL STATEMENTS

         The Company's consolidated financial statements and the note thereto appear in ITEM 13. of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The information required by this Item 8. as to the Company's fiscal year ended December 31, 2002 has been previously reported in a Form 8-K filed with the Commission on April 16, 2003 and in a Form 8-K /A filed with the Commission on May 13, 2003.

         The information required by this Item 8. as to the Company's fiscal year ended December 31, 2001 has been previously reported in a Form 8-K filed with the Commission on June 23, 2000, in a Form 8-K filed with the Commission on February 27, 2001, and in a Form 10-KSB for the fiscal year ended December 31, 2000 filed with the Commission on April 16, 2001.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table sets forth certain information concerning each of the Company's directors and executive officers:

         The following table sets forth the names and ages of the directors and officers of P.D.C. and the principal offices and positions with P.D.C. held by each such person as of December 31, 2002 and currently, except as otherwise noted:

    Name                    Age            Position

Harold Harris*              70             Interim Chief Executive Officer,
                                           Director

Sandra Sowers               64             President, Secretary, Treasurer, and
                                           Director

Michael Hiler**             43             Chief Executive Officer

Fern Marlene Kennedy        66             Director

         * Mr. Harris passed away on April 3, 2002.

         **Mr. Hiler served as Chief Operating Officer from June 2001 through early April 2002, and served as Acting Chief Executive Officer from early April 2002 through April 19, 2002 at which time he was appointed Chief Executive Officer.

         Our directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Currently, there are no family relationships between the directors, executive officers, significant employees or any other person who may be selected as a director or executive officer of the Company. None of the Company's directors or executive officers is a director of any company that files reports with the Commission. Officers serve at the discretion of the Board. There are no agreements with respect to the election of directors. P.D.C. has not compensated its directors for service on the Board of Directors or any committee thereof and P.D.C. has no plans to establish such a compensation plan. Directors are not reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors.

         Mr. Harold Harris served as a Director of P.D.C. since January 1999, as Interim Chief Executive Officer since June 2001, and as a consultant to P.D.C. from approximately January 1999 through April 3, 2002. On April 3, 2002, Mr. Harris passed away. In 1997 and 1998, Mr. Harris served as an independent financial consultant and analyst for various business clients.

         Sandra Sowers is the widow of David Sowers and the mother of Vernon Leroy Sowers. On March 6, 2001, David Sowers, founder of P.D.C. Florida and P.D.C.'s then Chief Executive Officer and a Director, passed away. In June, 2001, Vernon Leroy Sowers, Mr. David Sowers' son and his successor as Chief Executive Officer, passed away. There are no other family relationships between officers and directors.

         Mrs. Sandra Sowers has served as President, Secretary, Treasurer, and Director of P.D.C. Florida and continued in such positions with P.D.C. For approximately the one year period prior to 1997, Mrs. Sowers was not employed.

         Mr. Michael Hiler was appointed as Chief Executive Officer on April 19, 2002. Mr. Hiler served as Acting Chief Executive Officer following the passing of Mr. Harris on April 3, 2002 until his appointment as Chief Executive Officer. Prior thereto, Mr. Hiler served as the Chief Operating Officer of P.D.C. since June 2001. Prior to June 2001 and from late 1997, Mr. Hiler served as a consultant to P.D.C. Mr. Hiler served as President of MPH Financial Group, Inc., an investment banking firm located in Coral Springs, Florida from 1996 to late 1997.

         Mrs. Fern Marlene Kennedy was appointed to fill a vacancy on the Board of Directors on April 19, 2002. Prior thereto, from 2000 to the time of such appointment, Mrs. Kennedy was not employed. From 1991 to 1999, Mrs. Kennedy was employed in the medical records department of Fawcett Memorial Hospital located in Port Charlotte, Florida.

         No director, officer, affiliate or promoter of P.D.C. has within the past five years been subject to any bankruptcy petition filed by or against any business or which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time, been convicted in or been the subject of any pending criminal proceedings, or has been the subject of any order, judgment, or decree involving the violation of any federal or state securities or commodities laws.

Beneficial Ownership Reporting Compliance
-----------------------------------------

         Section 16(a) of the Exchange Act requires that P.D.C.'s officers, directors, and persons who beneficially own more than ten percent of a registered class of P.D.C.'s equity securities, file reports of ownership and changes in ownership with the Commission and to furnish P.D.C. with copies.

         P.D.C. believes that all filing requirements applicable to its officers, directors and persons who beneficially own more than ten percent of its common stock have been complied with during the fiscal year ended December 31, 2002 except as follows: Mr. Hiler, P.D.C.'s Chief Executive Officer, filed his Form 4 late on three occasions relating to sales transactions by his wife resulting in four sales transactions not being reported on a timely basis; Sandra Sowers, President, filed her Form 4 late on ten occasions and a Form 5 late on one occasion resulting in sixty transactions not being reported on a timely basis; Fern Marlene Kennedy, Director filed her Form 3 late on one occasion resulting in one transaction not being reported on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth, for the fiscal years ended December 31, 2002, 2001 and 2000 certain information regarding the compensation earned by the Company's Chief Executive Officer and each of the Company's most highly compensated executive officers whose individual aggregate salary and bonus for each of such fiscal years exceeded $100,000.

         No executive officer or director of MAS XIVAcquisition Corp., P.D.C.'s Exchange Act predecessor, received any compensation for serving in such capacities. See, however, PART II - Item 5. and Recent Sales of Unregistered Securities thereunder and ITEM 11. below.

                               Annual Compensation
                               -------------------

                                                                     Other
Name and                                                             Compen-
Principal Position           Year          Salary       Bonus        sation
------------------           ----          ------       -----        ------

Michael Hiler - CEO,          2002       $ 54,320       $ -0-          (2)
COO (1)                       2001       $ 43,464       $ -0-        $70,350(3)

Sandra Sowers - President,    2002       $ 55,600       $ -0-        $ 4,821(4)
Secretary, Treasurer          2001       $109,200       $ -0-        $11,571(4)
                              2000       $127,400       $ -0-        $   -0-(4)

David Sowers - CEO (5)        2001       $    -0-       $ -0-        $ 3,500(6)
                              2000       $    -0-       $ -0-        $10,225(6)

Vernon Sowers - CEO (7)       2001       $ 21,874(8)    $ -0-        $ 4,300(9)
Exec.  VP                     2000       $ 45,936       $62,500(10)  $ 8,082(9)

Harold Harris -Interim (11)   2002       $ 12,000(12)   $ -0-        $   -0-
CEO                           2001       $ 32,950(12)   $ -0-        $60,000(13)

(1) Mr. Hiler became Acting Chief Executive Officer in early April 2002 and Chief Executive Officer on April 19, 2002. From June 2001 through April 2002, Mr. Hiler was Chief Operating Officer.

(2) Does not include health insurance premiums of approximately $522 paid in 2002.

(3) Includes $10,350 as 1099 income, and $60,000, constituting approximate fair market value of 1,000,000 shares of restricted common stock issued to Mr. Hiler's wife as his designee; does not include health insurance premiums of approximately $1,761 paid in 2001.

(4) Includes approximate lease payments and insurance for automobile; does not include health insurance premiums of approximately $1,044 paid in 2002, and $5,069 paid in each of 2001 and 2000, respectively.

(5) Mr. David Sowers passed away in March 2001.

(6) Includes approximate annual lease payment and insurance for automobile.

(7) Mr. Vernon Sowers served as Chief Executive Officer from March 2001 through June 2001 and passed away in June 2001.

(8) Includes all salary compensation paid to Mr. Vernon Sowers in all capacities during such fiscal year.

(9) Includes approximate annual lease payment and insurance for automobile; does not include health insurance premiums of approximately $741 and $1,482 paid in 2001 and 2000, respectively.

(10) Constitutes approximate fair market value of 500,000 shares of restricted common stock issued as a bonus.

(11) Mr. Harris served as Interim Chief Executive Officer from June 2001 through April 2002 and passed away at that time.

(12) Consulting fees paid to an entity controlled by Mr. Harris; includes all salary compensation paid to Mr. Harris and/or such entity during such fiscal year.

(13) Constitutes approximate fair market value of 1,000,000 shares of restricted common stock issued to Mr. Harris' consulting entity.

         There are no currently no written employment agreements with any of P.D.C.'s executive officers. Mrs. Sowers is currently paid at an annual salary rate of approximately $44,000 payable weekly in her capacity as President, Secretary and Treasurer, and Mr. Hiler is currently paid at an annual salary rate of approximately $52,000 payable weekly in his capacity as Chief Executive Officer. Due to our severe liquidity constraints, there have been occasions when both Mrs. Sowers and Mr. Hiler have not received their weekly compensation. Mr. Hiler has not accrued any compensation; Mrs. Sowers accrued $21,000 during 2002. Such compensation for Mrs. Sowers and Mr. Hiler has generally been paid to such persons as a result of stock sales by Mrs. Sowers, the proceeds of which are then loaned to the Company by Mrs. Sowers for working capital and general corporate purposes. Such loans do not bear interest, are unsecured, and are payable on demand.

         At such time as when P.D.C. may receive FDA approval for the Hypo-Pro, each of Mr. Hiler and Mr. Harris' estate are to receive a minimum of 1,000,000 shares of restricted common stock.

         There were no stock options or stock appreciation rights granted to any executive officers or directors in the last three fiscal years or any stock option exercises by any of such persons during such time period.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth the beneficial ownership of P.D.C. common stock as of May 16, 2003 as to (a) each person known to us who beneficially owns more than 5% of the outstanding shares of our common stock;
(b) each current director and executive officer; and (c)) all of our executive officers and directors as a group.

                                                              Percentage of
Name and Address of              Number of Shares           Outstanding Shares
Beneficial Owner (1)             Beneficially Owned (2)     of Common Stock (3)
--------------------             ----------------------     -------------------

Sandra Sowers (4)                   44,183,708                    38.5%
c/o Company
4411 NW 105 Terrace
Coral Springs, FL 33065


Michael Hiler (5)                           --                      --
c/o Company
4411 NW 105 Terrace
Coral Springs, FL 33065

Fern Kennedy (6)                       121,263 (7)                   *
c/o Company
4411 NW 105 Terrace
Coral Springs, FL 33065

All officers and directors
as a group (3) persons              44,304,971 (7)                38.6%

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

(3) All percentages are based on 114,671,071 shares issued and outstanding as of May 16, 2003.

(4) Mrs. Sowers is P.D.C.'s President, Secretary, Treasurer and Director.

(5) Mr. Hiler is P.D.C.'s Chief Executive Officer.

(6) Mrs. Kennedy is a Director.

(7) Includes 11,538 shares registered in the name of Fern Kennedy and Charles T. Kennedy.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In January 2001, a resolution of the Board of Directors of P.D.C. authorized the issuance to David Sowers of an aggregate of 6,000,000 shares of restricted common stock over the next three years in recognition of his contributions and services. A subsequent board resolution directed that the shares be issued instead to Sandra Sowers, the personal representative and sole beneficiary of Mr. Sowers' estate: 2,000,000 shares were issued in the beginning of 2002, valued at $.21 per share; and 2,000,000 shares were issued in the beginning of 2003, valued at $.022 per share.

         In January 2001, we declared and paid a 5% stock dividend on our common stock to shareholders of record on January 12, 2001. Our officers and directors declined the dividend.

         Mr. Harold Harris, former Interim Chief Executive Officer and a former director of P.D.C., prior to him passing away on April 3, 2002, also served as a consultant to P.D.C., pursuant to an arrangement whereby Mr. Harris through his company, Southern Research Corporation ("SRC"), consulted on an as needed basis at the rate of $200 per day. For the fiscal year ended December 31, 2001, P.D.C. paid SRC $32,950. In addition, P.D.C. issued SRC 1,000,000 shares of restricted common stock for services rendered, which shares were valued at $.06 per share, or an aggregate of $60,000.

         In August 2001, P.D.C. issued 1,000,000 shares of restricted common stock to Linda Mathesie, the wife and designee of Mr. Michael Hiler, our then Chief Operating Officer and currently, our Chief Executive Officer, for services rendered; such shares were valued at $.06 per share, or an aggregate of $60,000.

         From time to time, our President, Mrs. Sandra Sowers, has made loans to P.D.C. for working capital purposes. These loans have not been evidenced by a note or other security agreement, are unsecured, do not bear interest, and are payable on demand. At December 31, 2002, such loans aggregated approximately $214,780. Mrs. Sowers may continue in her discretion to effect loans from time to time for such purpose, though she is under no obligation to do so. Through the date hereof, Mrs. Sowers has made additional loans of approximately $17,840 for an aggregate of approximately $232,620.

         Mrs. Sowers is currently paid at an annual salary rate of approximately $44,000 payable weekly in her capacity as President, Secretary and Treasurer and Mr. Hiler is currently paid at an annual salary rate of approximately $52,000 payable weekly in his capacity as Chief Executive Officer. Due to our severe liquidity constraints, there have been occasions when both Mrs. Sowers and Mr. Hiler have not received their weekly compensation. Mr Hiler has not accrued such compensation; Mrs. Sowers accrued $21,000 during 2002. Such compensation for Mrs. Sowers and Mr. Hiler has generally been paid to such persons as a result of stock sales by Mrs. Sowers, the proceeds of which are then loaned to the Company by Mrs. Sowers for working capital and general corporate purposes. Such loans are unsecured, do not bear interest and are payable on demand.

         At such time as when P.D.C. may receive FDA approval of the Hypo-Pro, each of Mr. Hiler and the estate of Harold Harris are to receive a minimum of 1,000,000 shares of restricted common stock.

         During 2002, we were indebted to one of our vendors for services performed in the amount of $51,102. The balance is personally guaranteed by our President. The balance has been demanded in full by the vendor, however, no payments have been made as of December 31, 2002 or subsequent thereto through the date hereof. The entire amount has been included in accounts payable at December 31, 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         The following documents are filed as part of this report:

         Consolidated Financial Statements:

                   - Table of Contents
                   - Independent Auditors' Report
                   - Report of Independent Certified Acountants
                   - Consolidated Balance Sheet at December 31, 2002
                   - Consolidated Statements of Operations for the
                     Years Ended December 31, 2002 and 2001 and for the period September 7, 1994 (date of incorporation) through
                     December 31, 2002
                   - Consolidated Statements of Changes in Stockholders'
                     Deficiency for the Year Ended December 31, 2002 and for the period September 7, 1994 (date of incorporation) through December 31, 2002
                   - Consolidated Statements of Cash Flows for the
                     Years Ended December 31, 2002 and 2001 and for the period September 7, 1994 (date of incorporation) through December 31, 2002
                   - Notes to Consolidated Financial Statements

         (a)  Exhibits

       Exhibit                    Description
       -------                    -----------

         2 Plan of Merger between P.D.C. and Sterile-Pro (incorporated by reference to exhibit to P.D.C's Form 8-K filed with the Commission on July 26, 2000).

         2.1 Stock Exchange Agreement between P.D.C. and certain MAS Acquisition XIV Corp. shareholders dated as of March 2, 2000 (incorporated by reference to exhibit to P.D.C.'s Form 8-K filed with the Commission on March 6, 2000).

         2.2 Consulting Agreement dated March 2, 2000 by and between P.D.C. and certain individuals (incorporated by reference to exhibit to P.D.C.'s Form 8-K filed with the Commission on March 6,
                  2000).

         2.3 Stock Purchase Agreement dated April 2001 with IDT Fund, Ltd. (incorporated by reference to Exhibit 2.3 to P.D.C.'s Form 10-KSB filed with the Commission on April 16, 2002).

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

         3.4 Bylaws (incorporated by reference to exhibit to P.D.C.'s Form 8-K filed with the Commission on March 6, 2000).

         3.5 Certificate of Amendment of Articles of Incorporation (incorporated by reference to Exhibit 3.5 to P.D.C.'s Form 10-KSB filed with the Commission on April 16, 2002).

         3.6 Certificate of Amendment of Articles of Incorporation (incorporated by reference to Exhibit 3.6 to P.D.C.'s Form 10-KSB filed with the Commission on April 16, 2002).

         3.7 Certificate of Amendment of Articles of Incorporation (incorporated by reference to Exhibit 3.7 to P.D.C.'s Form 10-KSB filed with the Commission on April 16, 2002).

         4.1 Form of P.D.C. common stock certificate (incorporated by reference to Exhibit 4.1 to P.D.C.'s Form 10-KSB filed with the Commission on April 16, 2002).

         4.2 Promissory Note (incorporated by reference to Exhibit 4.2 to P.D.C.'s Form 10-QSB filed with the Commission on August 19,
                  2000).

         10.1 Exclusive Patents License (incorporated by reference to Exhibit10.1 to P.D.C.'s Form 10-QSB filed with the Commission on September 30, 2000).

         10.2 Lease Agreement dated July 2000 by and between P.D.C. and L.A.W. Properties Coral Springs, LC (incorporated by reference to Exhibit 10.2 to P.D.C.'s Form 10-KSB filed with the Commission on April 16, 2002).

         10.3 Lease Agreement dated October 14, 2002 by and between P.D.C. and Coral Center (incorporated by reference to Exhibit 10.3 to P.D.C.'s Form 10- QSB filed with the Commission on November 19, 2002.

         10.4 Exclusive Patent Sub-License and Royalty Agreement dated November 21, 2002 by and between P.D.C., Medical Marketing Innovations, Inc., and Sandra Sowers, Personal Representative for the Estate of David Sowers (incorporated by reference to Exhibit 10.4 to P.D.C.'s Form 8-K filed with the Commission on November 25, 2002.

         10.5 Termination Agreement dated May 5, 2003 by and between P.D.C., Medical Marketing Innovations, Inc., Global Medical Marketing, Inc., and Sandra Sowers, Personal Representative for the Estate of David Sowers - Filed herewith.

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

         16.2 April 15, 2003 correspondence from Margolies, Fink and Wichrowski ("MFW") re: change in certifying accountant (incorporated by reference to Exhibit 16.1 to P.D.C.'s Form 8-K filed with the Commission on April 16, 2003).

         16.3 May 13, 2003 correspondence from MFW re: change in certifying accountant (incorporated by reference to Exhibit 16.1 to P.D.C.'s Form 8-K/A filed with the Commission on May 13,
                  2003).

         21.0     Mas Acquisition XIV Corp., an Indiana corporation

         (b) Reports on Form 8-K in the fourth quarter of fiscal year 2002: A Form 8-K was filed with the Commission on November 25, 2002 concerning the execution of an exclusive patent sub-license and royalty agreement dated November 21, 2002 by and between P.D.C., Medical Marketing Innovations, Inc., and Sandra Sowers, Personal Representative for the Estate of David Sowers.

ITEM 14. CONTROLS AND PROCEDURES.

         Within the 90 day period prior to the filing of this Report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Subsequent to the date of such evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

         It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          P.D.C. Innovative Industries, Inc.

Dated: May 20, 2003                       By: /s/ Michael Hiler
                                             -------------------------------
                                              Michael Hiler
                                              Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                          Date                        Title
----------                          ----                        -----

/s/ Michael Hiler
------------------------          May 20, 2003           Chief Executive Officer
Michael Hiler


/s/ Sandra Sowers
------------------------          May 20, 2003           President, Secretary Treasurer,
Sandra Sowers                                            Principal Financial and Accounting
                                                         Officer, and  Director

/s/ Fern Marlene Kennedy
------------------------          May 20, 2003           Director
Fern Marlene Kennedy

                                  CERTIFICATION
                                  -------------

         I, Michael Hiler, certify that:

1. I have reviewed this annual report on Form 10-KSB of P.D.C. Innovative Industries, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13-a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



       Signature                       Title                           Date


/s/ Michael Hiler
-----------------------        Chief Executive Officer             May 20, 2003
Michael Hiler                 (Principal Executive Officer)

                                  CERTIFICATION
                                  -------------


         I, Sandra Sowers, certify that:

1. I have reviewed this annual report on Form 10-KSB of P.D.C. Innovative Industries, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13-a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


       Signature                       Title                           Date


/s/ Sandra Sowers
-----------------------     President, Principal Financial and     May 20, 2003
Sandra Sowers               Accounting Officer

                 P.D.C. Innovative Industries, Inc. and Subsidiary
                          (a Development Stage Company)



                                TABLE OF CONTENTS




                                                                     Page
                                                                     ----

Independent Auditors' Reports                                        F-2

Report of Independent Certified Accountants                          F-3

CONSOLIDATED FINANCIAL STATEMENTS:

    Consolidated Balance Sheet                                       F-4

    Consolidated Statements of Operations                            F-5

    Consolidated Statements of Changes in
      Stockholders' Deficiency                                    F-6 - F-7

    Consolidated Statements of Cash Flows                            F-8

    Notes to Consolidated Financial Statements                   F-9  - F-19

                          Independent Auditors' Report


The Board of Directors and Stockholders
P.D.C. Innovative Industries, Inc.
(a Development Stage Company)

We have audited the accompanying consolidated balance sheet of P.D.C. Innovative Industries, Inc. and Subsidiary (a Development Stage Company) as of December 31, 2002, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year ended December 31, 2002 and for the period from September 7, 1994 (inception) through December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements as of December 31, 2001 were audited by other auditors whose report dated February 28, 2002 on those consolidated statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements for the period September 7, 1994 (inception) through December 31, 2001 include total revenues and net loss of $0 and $4,143,755, respectively. Our opinion on the consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the period September 7, 1994 (inception) through December 31, 2002, insofar as it relates to amounts for periods through December 31, 2001, is based solely on the report of other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of P.D.C. Innovative Industries, Inc. and Subsidiary (a Development Stage Company), as of December 31, 2002 and the results of its consolidated operations and its cash flows for the years ended December 31, 2002 and 2001 and for the period September 7, 1994 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(a) to the consolidated financial statements, the Company has a net loss of $3,741,626 and net cash used in operations of $366,987 in 2002, a working capital deficiency of $1,040,630, deficit accumulated during the development stage of $7,885,381, and a stockholders' deficiency of $1,040,630 at December 31, 2002 and is currently in development stage. These matters raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to this matter is also described in Note 2(a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

Salberg & Company, P.A.
Certified Public Accountants and Consultants

Boca Raton, Florida
May 9, 2003

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
P.D.C. Innovative Industries, Inc.


We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of P.D.C. Innovative Industries, Inc. (a Development Stage Company) for the year ended December 31, 2001 and for the period September 7, 1994 (date of inception) to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the results of operations and cash flows of P.D.C. Innovative Industries, Inc. (a Development Stage Company) for the year ended December 31, 2001 and for the period September 7, 1994 (date of inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2(a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Margolies, Fink and Wichrowski
---------------------------------
Margolies, Fink and Wichrowski
Certified Public Accountants

Pompano Beach, Florida
February 28, 2002

                P.D.C. Innovative Industries, Inc. and Subsidiary
                          (a Development Stage Company)

                           Consolidated Balance Sheet

                               December 31, 2002


                                     ASSETS

TOTAL ASSETS                                                $        --
                                                            ===========



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Accounts payable                                        $   178,157
    Accrued expense                                              38,250
    Settlement payable                                          559,443
    Note payable-stockholder                                     50,000
    Loans payable-officer                                       214,780
                                                            -----------
TOTAL CURRENT LIABILITIES                                     1,040,630
                                                            -----------

STOCKHOLDERS' DEFICIENCY
    Common stock, $0.001 par value; 125,000,000 shares
           authorized, 105,371,071 shares issued
          and outstanding                                       105,371
    Common stock issuable (7,000,000 shares at par value)         7,000
    Additional paid in capital                                6,732,380
    Deficit accumulated during the development stage         (7,885,381)
                                                            -----------

TOTAL STOCKHOLDERS' DEFICIENCY                               (1,040,630)
                                                            -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY              $        --
                                                            ===========

          See accompanying notes to consolidated financial statements.

                P.D.C. Innovative Industries, Inc. and Subsidiary
                          (a Development Stage Company)

                      Consolidated Statements of Operations


                                                          Year Ended December 31,         From September 7, 1994
                                                     --------------------------------       (inception) to
                                                         2002              2001            December 31, 2002
                                                     -------------      -------------    -----------------------
REVENUES                                             $          --      $          --      $          --
                                                     -------------      -------------      -------------

OPERATING EXPENSES

Compensation and related benefits                          729,150            345,509          1,782,339
Professional fees, consulting and commissions              434,672            444,009            910,025
Advertising, marketing and promotional costs               418,580                 --            902,696
Bad debt expense                                             5,989                 --              5,989
General and administrative                                 106,009            151,772            949,792
Loss on impairment of property and equipment             1,017,549                 --          1,017,549
Loss on impairment of patent                               472,118                 --            472,118
Loss on impairment of investment                               100                 --                100
Loss on writedown of inventory                             263,133             46,643            628,408
Materials, research and development, and tooling            73,329             90,330            212,099
Rent expense                                                72,516             67,416            269,193
Depreciation and amortization                              103,984            130,832            443,340
                                                     -------------      -------------      -------------

TOTAL OPERATING EXPENSES                                 3,697,129          1,276,511          7,593,648
                                                     -------------      -------------      -------------

Loss from Operations                                    (3,697,129)        (1,276,511)        (7,593,648)
                                                     -------------      -------------      -------------

OTHER INCOME (EXPENSES)

Interest income                                                 --                452                452
Interest expense                                            (6,000)           (38,291)          (292,185)
                                                     -------------      -------------      -------------

TOTAL OTHER INCOME (EXPENSE), NET                           (6,000)           (37,839)          (291,733)
                                                     -------------      -------------      -------------

NET LOSS                                             $  (3,703,129)     $  (1,314,350)     $  (7,885,381)
                                                     =============      =============      =============


Net loss per common share:
Basic
    Net loss per common share                        $       (0.04)     $       (0.02)     $       (0.29)
                                                     =============      =============      =============

Weighted average number of common shares
    outstanding, respectively                          102,904,989         84,965,139         27,516,788
                                                     =============      =============      =============

Diluted
    Net loss per common share                        $       (0.04)     $       (0.02)     $       (0.29)
                                                     =============      =============      =============

Weighted average number of common shares
    outstanding, respectively                          102,904,989         84,965,139         27,516,788
                                                     =============      =============      =============

          See accompanying notes to consolidated financial statements.

                P.D.C. Innovative Industries, Inc. and Subsidiary
                          (a Development Stage Company)

         Consolidated Statements of Changes in Stockholders' Deficiency

                                                                                                Deficit
                                                                Common Stock                  Accumulated
                                          Common Stock            Issuable      Additional    During the
                                     ----------------------   -----------------   Paid-in     Development
                                       Shares       Amount      Shares   Amount   Capital        Stage          Total
                                     -----------   --------   ---------  ------  ----------   -----------    -----------
Balance, September 7, 1994
    (Date of inception)                       --   $     --          --   $  --   $      --   $        --    $        --

Issuance of common stock at
    incorporation                          1,000          1          --      --      24,754            --         24,755
                                     -----------   --------   ---------  ------  ----------   -----------    -----------

Balance, December 31, 1996                 1,000          1          --      --      24,754            --         24,755

Net loss                                      --         --          --      --          --       (41,344)       (41,344)
                                     -----------   --------   ---------  ------  ----------   -----------    -----------

Balance, December 31, 1997                 1,000          1          --      --      24,754       (41,344)       (16,589)

Issuance of common stock,
    restated for reverse
    stock split                          425,702        426          --      --   1,841,294            --      1,841,720

Net loss                                      --         --          --      --          --      (573,376)      (573,376)
                                     -----------   --------   ---------  ------  ----------   -----------    -----------

Balance, December 31, 1998               426,702        427          --      --   1,866,048      (614,720)     1,251,755

Issuance of common stock for
    services                           3,592,605      3,592          --      --     522,545            --        526,137

Conversion of convertible
    debentures                           383,993        384          --      --      49,616            --         50,000

Net loss                                      --         --          --      --          --      (424,987)      (424,987)
                                     -----------   --------   ---------  ------  ----------   -----------    -----------

Balance, December 31, 1998             4,403,300      4,403          --      --   2,438,209    (1,039,707)     1,402,905

Common stock issued in mergers        36,956,000     36,956          --      --          --            --         36,956

Issuance of common stock for
    services                           2,715,000      2,715          --      --     175,150            --        177,865

Common stock issued in exchange
    for licensing agreement           12,000,000     12,000          --      --     538,000            --        550,000

          See accompanying notes to consolidated financial statements.

                P.D.C. Innovative Industries, Inc. and Subsidiary
                          (a Development Stage Company)

         Consolidated Statements of Changes in Stockholders' Deficiency

                                                                                                Deficit
                                                                Common Stock                  Accumulated
                                          Common Stock            Issuable      Additional    During the
                                     ----------------------   -----------------   Paid-in     Development
                                       Shares       Amount      Shares   Amount   Capital        Stage          Total
                                     -----------   --------   ---------  ------  ----------   -----------    -----------
Conversion of convertible
    debentures                        13,488,938     13,489          --      --     866,779            --        880,268

Common stock sold                        250,000        250          --      --      10,000            --         10,250

Net loss                                      --         --          --      --          --    (1,789,698)    (1,789,698)
                                     -----------   --------   ---------  ------  ----------   -----------    -----------

Balance, December 31, 2000            69,813,238     69,813          --      --   4,028,138    (2,829,405)     1,268,546

Stock dividend                         1,215,933      1,216          --      --      (1,216)           --             --

Contribution to capital of
    convertible denebtures'
    interest                                  --         --          --      --     263,303            --        263,303

Issuance of common stock for
    services                           3,833,750      3,834          --      --     357,591            --        361,425

Common stock sold                     21,868,150     21,868          --      --     784,132            --        806,000

Net loss                                      --         --          --      --          --    (1,314,350)    (1,314,350)
                                     -----------   --------   ---------  ------  ----------   -----------    -----------

Balance, December 31, 2001            96,731,071     96,731          --      --   5,431,948    (4,143,755)     1,384,924

Issuance of stock for compensation     2,000,000      2,000          --      --     430,780            --        432,780

Issuance of stock for legal            1,700,000      1,700          --      --     133,100            --        134,800

Issuance of stock for marketing        2,200,000      2,200          --      --     426,800            --        429,000

Issuance of stock for consulting       1,330,000      1,330   5,000,000   5,000     224,010            --        230,340

Issuance of stock for cash                    --         --   2,000,000   2,000      25,000            --         27,000

Issuance of stock for wages            1,410,000      1,410          --      --      60,742            --         62,152

Net loss                                      --         --          --      --          --    (3,741,626)    (3,741,626)
                                     -----------   --------   ---------  ------  ----------   -----------    -----------
BALANCE, DECEMBER 31, 2002           105,371,071   $105,371   7,000,000  $7,000  $6,732,380   $(7,885,381)   $(1,040,630)
                                     ===========   ========   =========  ======  ==========   ===========    ===========

          See accompanying notes to consolidated financial statements.

                P.D.C. Innovative Industries, Inc. and Subsidiary
                          (a Development Stage Company)

                      Consolidated Statements of Cash Flows

                                                                                            From September 7, 1994
                                                                        December 31,            (Inception) to
                                                                    2002            2001       December 31, 2002
                                                                -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $(3,741,626)     $(1,314,350)     $(7,885,381)
Adjustments to reconcile net loss to net cash provided by
      operating activities:
Stock issued for compensation, legal, marketing, consulting
     and wages                                                    1,289,072          361,425        2,402,001
Depreciation and amortization                                       103,983          130,832          443,339
Bad debt expense                                                      5,958               --            5,958
Loss on impairment of property and equipment                      1,017,549               --        1,017,549
Loss on impairment of patent                                        472,118               --          472,118
Loss on impairment of investment                                        100               --              100
Loss on writedown of inventory                                      263,133           46,643          309,776
Changes in operating assets and liabilities:
(Increase) decrease in:
     Other receivables                                                6,004          (11,962)          (5,958)
     Inventory                                                        1,167               --         (309,776)
     Other assets                                                        --               --          (15,575)
Increase (decrease) in:
     Accounts payable and accrued expenses                          215,555           17,940          216,407
                                                                -----------      -----------      -----------
NET CASH USED IN OPERATING ACTIVITIES                              (366,987)        (769,472)      (3,349,442)
                                                                -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                     --          (37,011)      (1,380,560)
Acquisition of equipment                                            (21,690)              --          (21,690)
Investment in Medial Marketing, Inc.                                   (100)              --             (100)
                                                                -----------      -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                               (21,790)         (37,011)      (1,402,350)
                                                                -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) loan payable, officer                 201,627          (32,734)         214,780
Proceeds from note payable                                           50,000               --           50,000
Proceeds from stock issuance                                         27,000          806,000        3,235,612
Proceeds from conviterible debenture                                     --               --        1,251,400
                                                                -----------      -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           278,627          773,266        4,751,792
                                                                -----------      -----------      -----------

Net Increase (Decrease) in Cash                                 $  (110,150)     $   (33,217)     $        --

Cash at Beginning of Period                                         110,150          143,367               --
                                                                -----------      -----------      -----------

CASH AT END OF YEAR                                             $        --      $   110,150      $        --
                                                                ===========      ===========      ===========

Supplemental disclosure of non-cash investing and financing activities:

     Issuance of common stock in exchange for patent
        licensing agreement                                     $        --      $        --      $   550,000
                                                                ===========      ===========      ===========

          See accompanying notes to consolidated financial statements.

                P.D.C. Innovative Industries, Inc. and Subsidiary
                          (a Development Stage Company)

                   Notes to Consolidated Financial Statements

(1)      BACKGROUND

P.D.C. Innovative Industries, Inc. ("the Company") was organized in the state of Nevada on September 7, 1994. On January 22, 1998, a merger was effected between Kenneth C. Garcia, Inc. and the Company. On March 2, 2000, the Company exchanged shares with MAS Acquisition XIV Corp. ("MAS"), a reporting company under the Securities and Exchange Act of 1934. As a result, the Company became the parent company to MAS, its wholly-owned subsidiary. As of December 31, 2002, MAS had no assets, or activities. On July 6, 2000, Sterile-Pro, Inc. was merged into the Company (See Note 3).

The Company is currently in the development stage. Activities during the development stage primarily include research and development and raising capital. There is no assurance that once the development of the Hypo-Pro 2000 (formerly known as the Sterile Pro 2000) device may be completed that it will gain U.S Food and and Drug Administration ("FDA") marketing clearance, and the sales of the TriLevel Family, a series of levels for construction workers, will occur, or, that the Company will achieve a profitable level of operations.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a) Going Concern

         As reflected in the accompanying consolidated financial statements, the Company has a net loss of $3,741,626 and net cash used in operations of $366,987 in 2002 and a working capital deficiency of $1,040,630, deficit accumulated during the development stage of $7,885,381 and a stockholders' deficiency of $1,040,630 at December 31, 2002. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. The Company has yet to generate an internal cash flow, and until the sales of its product begins, the Company is very dependent upon the debt and equity funding.

         As a result of these factors, there exists substantial doubt about the Company's ability to continue as a going concern. However, management of the Company continues to negotiate from time to time with various outside entities for additional funding necessary to complete FDA marketing clearance. To date, management has been able to raise the necessary capital to reach this stage of product development and has been able to fund any capital requirements. However, there is no assurance that once the development of the Hypo- Pro 2000 device may be completed and may finally gain FDA marketing clearance, that the Company will achieve a profitable level of operations.

         (b) Basis of Presentation

         The consolidated financial statements of the Company are presented as if the Company will continue as a going concern. No adjustments have been made to the values of the consolidated assets or liabilities of the Company as of December 31, 2002. (See Note 2(a)).

                P.D.C. Innovative Industries, Inc. and Subsidiary
                          (a Development Stage Company)

                   Notes to Consolidated Financial Statements

         (c) Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its inactive Subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

         (d) Use of estimates

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of consolidated assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (e) Cash and cash equivalents

         Holdings of highly liquid investments with original maturities of three months or less and investment in money market funds are considered to be cash equivalents by the Company.

         (f) Inventory

         Inventory, consisting principally of raw materials, work-in-process and finished goods, are carried at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. As of December 31, 2002, all inventories on hand were written down to their net realizable value of $0. Accordingly, the Company charged $263,133 to operations (See Note 4).

         (g) Property and equipment

         Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using straight-line methods over the estimated useful lives of the related assets. As of December 31, 2002, all fixed assets on hand were deemed to be fully impaired as defined by SFAS No. 144. Accordingly, the Company charged $1,017,549 to operations. (See Notes 4 and 5).

         (h) Net loss per share

         Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as convertible notes, were exercised or converted into common stock. At December 31, 2002, there were no common stock equivalents outstanding, which may dilute future earnings per share.

         (i) Patent license agreement

         The patent license agreement was being amortized over a seventeen year life. During 2002, the Company, in accordance with SFAS No. 142, fully impaired its patent license. Accordingly, the Company charged $472,118 to operations. (See Note 6)

                P.D.C. Innovative Industries, Inc. and Subsidiary
                          (a Development Stage Company)

                   Notes to Consolidated Financial Statements

         (j) Stock-based compensation

         The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," and SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure," which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.

         The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS No. 123. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using an options pricing model.

         (k) Long-lived assets

         The Company reviews long-lived consolidated assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted cash flows of the long-lived assets are less than the carrying amount, their carrying amounts are reduced to fair value, and an impairment loss is recognized. During 2002, the Company recorded an impairment loss of $1,017,549 related to equipment owned by the Company that was inaccessible. (See Notes 4 and 5)

         The Company did not recognize any impairment losses on its property and equipment or patents during the year ended December 31, 2001.

         (l) Income taxes

         The Company accounts for income taxes under the Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date.

                P.D.C. Innovative Industries, Inc. and Subsidiary
                          (a Development Stage Company)

                   Notes to Consolidated Financial Statements

         (m) Fair Value of Financial Instruments

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

         The carrying amounts of the Company's short-term consolidated financial instruments, including accounts payable, accrued expenses, loan payable
         - officer, and note payable - stockholder approximate fair value due to the relatively short period to maturity for these instruments.

         (n) Reclassifications

         Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the 2002 presentation.

         (o) New Accounting Pronouncements

         Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS 144 on January 1, 2002 resulted in recording an impairment loss to operations, which materially effected the Company's consolidated financial position, results of operations and liquidity. (See Notes 5 and 6)

         Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," updates, clarifies, and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980. Because the transaction has been completed, Statement 44 is no longer necessary. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transaction that has similar economic effects. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

                P.D.C. Innovative Industries, Inc. and Subsidiary
                          (a Development Stage Company)

                   Notes to Consolidated Financial Statements

         Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Statement also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make pro forma disclosures only in annual financial statements. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of Statement 148 for the year ended December 31, 2002, but will continue to use the method under APB 25 in accounting for stock options. The adoption of the disclosure provisions of Statement 148 did not have a material impact on the Company's financial position, results of operations or liquidity.

(3)      MERGER

On July 6, 2000, the Company merged with Sterile-Pro, Inc., with the Company being the survivor. The merger was accomplished through the issuance of 33,000,000 shares of the Company's common stock. Sterile-Pro was a Florida corporation whose principal asset was the rights to develop and market a device know as the Hypo-Pro 2000, pursuant to the licensing agreement signed on June 8, 2000. (See Notes 14 and 15)

(4)      INVENTORY

During 2002, the Company experienced severe financial difficulties, was unable to generate positive operating cash flow, had general liquidity problems, and could not make its regularly scheduled operating lease payments (see Note 12). As a result, the Company's landlord locked down the Company's leased warehouse space and all fixed assets and inventory contained within See Note 4). As of the date of this report, the Company has still been unable to meet its current obligations and all related assets are deemed to be fully impaired (see Notes 5 and 6). Accordingly, the Company has written down its inventory to its net realizable value of $0 and charged $263,133 to operations. During 2001, the Company had charged $46,643 to operations to reflect that periods write down of inventory to its net realizable value.

(5)      PROPERTY AND EQUIPMENT

During 2002, in order to reflect the financial difficulties the Company was experiencing, the Company fully impaired the remaining net book value related to its fixed assets. Accordingly, the Company recorded an impairment loss of $1,017,549 related to property and equipment owned by the Company that was inaccessible (See Note 4).

Depreciation expense for the years ended December 31, 2002 and 2001 was $64,086 and $95,963, respectively.

                P.D.C. Innovative Industries, Inc. and Subsidiary
                          (a Development Stage Company)

                   Notes to Consolidated Financial Statements

(6)      OTHER ASSETS

During June 2000, the Company finalized an exclusive Patent License Agreement with its then Chief Executive Officer. The officer was the owner of various patents and patents pending, which items may eventually be sold by the Company. Pursuant to the terms of the agreement, the Company was granted the exclusive right to modify, customize, maintain, incorporate, manufacture, sell, and otherwise utilize the patents and patents pending, all improvements thereto and all technology related to the process, throughout the world. The license shall apply to any extension or re-issue of the patents and patents pending. The term of license is for the life of the patents and any renewals thereof, subject to termination, under certain conditions. As consideration for the license, the Company issued to the officer's designee, his wife, 12,000,000 shares of restricted common stock (See Note 14). The license agreement has been recorded at the historical cost and basis of the Chief Executive Officer, who owned the patents.

During 2002, the Company was unable to progressively move forward with its patent license agreement. As such, the Company deemed the patent to be fully impaired. Accordingly, the Company charged the net book value of $472,118 to operations.

During 2002, the Company acquired an investment in Medical Marketing Innovations, Inc. ("MMI") for $100. In exchange, the Company received 10,000,000 shares of MMI restricted common stock. In connection therewith, the Company granted MMI exclusive rights under a patent sub-license and royalty agreement. Later in 2002, the shareholders of MMI, including the Company, effected a one for one share exchange with Global Medical Marketing, Inc. ("Global") whereby MMI became a wholly-owned subsidiary of Global. Based on the termination of this agreement in May 2003, the Company deemed the investment to be fully impaired. Accordingly, the Company charged $100 to operations in 2002. (See Note 15)

License amortization expense for the years ended December 31, 2002 and 2001 was $39,898 and $34,869, respectively.

(7)      ACCRUED EXPENSES

Accrued expenses consist of the following as of December 31, 2002:

                                                                  2002
                                                                 -------
                Accrued interest payable                         $ 6,000
                Accrued wages payable-officer (See Note 10)       21,000
                Payroll taxes payable                             11,250
                                                                 -------
                Balance                                          $38,250
                                                                 =======

(8)      NOTES PAYABLE - STOCKHOLDER

On April 25, 2002, a stockholder of the Company loaned the Company $50,000 for working capital. The loan bears interest at 18%, is unsecured and due October 25, 2003. Under the terms of the note, and at the option of the Company, all principal and related accrued interest may be repaid in cash or a sufficient number of shares of common stock. As of December 31, 2002, the Company has accrued $6,000 in related accrued interest and has charged $6,000 to operations for interest expense.

                P.D.C. Innovative Industries, Inc. and Subsidiary
                          (a Development Stage Company)

                   Notes to Consolidated Financial Statements

(9)      LOANS PAYABLE - OFFICER

During 2002, the Company continues to receive operating capital from its President. The proceeds were obtained from direct sales pursuant to Rule 144 of publicly traded stock of the Company. During 2002, the Company received $201,627 in additional proceeds. During 2001, the Company had received proceeds of $13,153 of similar type loans. At December 31, 2002, the Company owes $214,780 to its President. The loans are non-interest bearing, unsecured and due on demand. (See Note 10)

(10)     RELATED PARTY TRANSACTIONS

During 2002, the Company accrued wages payable to its President totaling $21,000. (See Note 7)

During 2002, the Company received proceeds of $201,627 in operating capital from its President (see Note 9). This funding from the President represents a concentration of the Companies total debt financing received during 2002.

During 2002, the Company was indebted to one of its vendors for services performed in the amount of $51,102. This balance is personally guaranteed by the Company's President. The balance has been demanded in full by the vendor, however, no payments have been made as of December 31, 2002 or as of the date of the accompanying report. The entire $51,102 has been included in accounts payable at December 31, 2002.

(11)     CONVERTIBLE DEBENTURES AND SETTLEMENT PAYABLE

Prior to the merger with the Company, Sterile-Pro, Inc. entered into a Subscription Agreement with the Purchasers of the 8% Series Senior Subordinated Convertible Redeemable Debenture (the "Debentures") on July12, 2000. The Purchaser agreed to purchase $1,000,000 of the Company's Debentures at 90% of the face amount. The Debentures were offered subject to the rules promulgated by Rule 504, Regulation D of the Securities and Exchange Commission, and the rules of the state of Colorado Securities Division. The Debentures were to mature on July 12, 2002. The Debentures had become an obligation of the Company as a result of the merger.

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

                P.D.C. Innovative Industries, Inc. and Subsidiary
                          (a Development Stage Company)

                   Notes to Consolidated Financial Statements

During July 2001, a lawsuit was filed by the holders of the debentures alleging breach of financial obligation by the Company. Prior to the Company filing an answer and/or counterclaim to the suit, the plaintiffs agreed to drop the lawsuit, and the Company did not have to pay any monies to the plaintiffs as settlement on the suit. On November 21, 2001, the suit was dismissed with prejudice, and each of the parties were responsible for their own legal fees and costs. As a result of this settlement, the Company is required to utilize its best efforts to fulfill its obligation by donating to the charity of its choice the remaining amount due on such debentures of $559,443 at December 31, 2002. The balance of this obligation has been classified as a short term liability in the December 31, 2002 balance sheet.

(12)     LEASES

The Company leases its office and warehouse space under an operating lease expiring in August 2005. In October 2002, the Company was locked out of its warehouse for failure to pay rent. The Company has not been released from its obligation (See Note 4).

Minimum future lease payments under the non-cancelable operating lease having a remaining term in excess of one year as of December 31, 2002 are as follows:


          Year Ending December 31,                       Amount
          ------------------------                      --------
                              2003                      $ 63,600
                              2004                        63,600
                              2005                        42,400
                                                        --------
          Total minimum future lease payments           $169,600
                                                        ========

Rent expense for the years ending December 31, 2002 and 2001 and for the period from September 7, 1994 (inception) to December 31, 2002 were $72,516, $67,416 and $269,193, respectively.

(13)     INCOME TAXES

There was no income tax expense for the periods ended December 31, 2002 and 2001 due to the Company's net losses.

The Company's tax expense differs from the "expected" tax expense for the periods ended December 31, 2002 and 2001, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                            2002         2001
                                                        -----------   ----------
           Computed "expected" tax expense (benefit)    $(1,272,153)  $(446,879)
           Non deducted stock based expenses                438,284     268,436
           Change in valuation allowance                    833,869     178,443
                                                        -----------   ----------
                                                        $        --   $       --
                                                        ===========   ==========

                P.D.C. Innovative Industries, Inc. and Subsidiary
                          (a Development Stage Company)

                   Notes to Consolidated Financial Statements

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2002 are as follows:

                                                                        2002
                                                                    -----------
             Deferred tax assets:
             Bad debt expense                                       $     2,026
             Write-down of inventory to net realizable value             89,465
             Net operating loss carryforward                          2,038,457
                                                                    -----------
             Total gross deferred tax assets                          2,129,948
             Less valuation allowance                                (2,129,948)
                                                                    -----------
             Net deferred tax assets                                $        --
                                                                    ===========

At December 31, 2002, the Company had a net operating loss carryforward of approximately $5,995,000 available to offset future taxable income in years beginning 2017 through 2022.

The valuation allowance at December 31, 2001 was $1,296,079. The net change in valuation allowance during the year ended December 31, 2002 was an increase of $833,869.

(14)     COMMON STOCK

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

         3. On June 8, 2000, the Company issued to the designee of its then Chief Executive Officer, his wife, 12,000,000 shares ($1,440,000) as consideration for an exclusive Patent License Agreement (see Note 6). The market value of the stock on this date was $.12 per share. The excess of the fair market value of the common stock over the historical cost basis of the patent license was recorded as a distribution to the shareholder; recorded as a reduction to additional paid-in capital of $890,000.

         4. On July 6, 2000, the Company merged with Sterile-Pro, Inc., with the Company being the survivor. The merger was accomplished through the issuance of 33,000,000 shares of the Company's common stock.

         5. The remaining 3,956,000 shares were issued during March 2000 as a result of the Company merging with MAS XIV Acquisition Corp., a reporting entity.

                P.D.C. Innovative Industries, Inc. and Subsidiary
                          (a Development Stage Company)

                   Notes to Consolidated Financial Statements

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

During the year ended December 31, 2002, the Company issued a total of 15,640,000 shares of its common stock. Of the total stock issued in 2002, 7,000,000 shares remain issuable as of December 31, 2002. The stock issuances for 2002 are as follows:

         1. The Company issued 2,000,000 shares of its common stock to its President, the personal representative and sole beneficiary of the estate of David Sowers, in recognition of his prior contribution of his services to the Company totaling $432,780 or $.22 per share. Fair value is based on the quoted trading price of the common stock at the grant date.

         2. The Company issued 1,700,000 shares of its common stock for legal fees for services rendered totaling $134,800 or a per share price ranging from $.028 - $.10 per share. Fair value is based on the quoted trading price of the common stock at the grant date.

         3. The Company issued 2,200,000 shares of its common stock for marketing fees for services rendered totaling $429,000 or $.195 per share. Fair value is based on the quoted trading price of the common stock at the grant date.

         4. The Company granted 6,330,000 shares of its common stock for consulting fees totaling $230,340 or a per share price ranging from $.028 - $.10 per share. Fair value is based on the quoted trading price of the common stock at the grant date. Of the total shares granted, 5,000,000 remain issuable at December 31, 2002.

         5. The Company issued 1,410,000 shares of its common stock as compensation to employees totaling $62,152 or a per share price ranging from $.028 - $.10 per share. Fair value is based on the quoted trading price of the common stock at the grant date.

         6. In October 2002, the Company sold 2,000,000 shares of its common stock for cash to unrelated third parties totaling $27,000, or a per share price of $.0135 Of the total shares issued, the 2,000,000 shares remain issuable at December 31, 2002.

On January 24, 2002, the Company's Board of Directors adopted a resolution to increase the number of authorized shares of common stock to 125,000,000 shares.

                P.D.C. Innovative Industries, Inc. and Subsidiary
                          (a Development Stage Company)

                   Notes to Consolidated Financial Statements

(15)     SUBSEQUENT EVENTS

On January 17, 2003, the Company issued 1,100,000 shares of its common stock for services. Of the total shares issued, 400,000 shares were issued as compensation to employees and 700,000 shares were issued for legal fees. The fair value of the common stock issued is based on the quoted trading price of the common stock at the date of issuance, which aggregated $33,000 or $.03 per share.

On February 21, 2003, the Company issued 2,000,000 shares of its common stock to its President,the personal representative and sole beneficiary of the estate of David Sowers, in recognition of his prior contribution of his services to the Company. The fair value of the common stock issued is based on the quoted trading price of the common stock at the date of issuance which aggregated $44,000 or $.022 per share.

On March 14, 2003, the Company issued 1,200,000 shares of its common stock for services. Of the total shares issued, 300,000 shares were issued as compensation to employees, 300,000 shares were issued for consulting fees and 600,000 shares were issued for legal fees. The fair value of the common stock issued is based on the quoted trading price of the common stock at the date of issuance, which aggregated $18,000 or $.015 per share.

In May 2003, the Company entered into a termination agreement with MMI and its parent, Global. The Company had previously entered into an exclusive patent sublicense and royalty agreement dated November 21, 2002 with MMI. Under the terms of the termination agreement, MMI shall be afforded the opportunity on a non-exclusive basis to sell and market the Hypo-Pro 2000. As consideration for Global agreeing to cause MMI to terminate the agreement and relinquish its exclusive rights, the Company will transfer 10,000,000 shares of Global common stock previously received for the Company's $100 investment in MMI back to Global. The Company has written off this investment at December 31, 2002 as an impairment loss. (See Note 6)