Form 10KSB/A
period 2002-12-31
P D C INNOVATIVE INDUSTRIES INC
filed 2003-06-03
CIK 1093984

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 1


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

Documents Incorporated By Reference:  None

                                EXPLANATORY NOTE

This Annual Report on Form 10-KSB/A is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on May 21, 2003 for the purpose of amending the consolidated financial statements to more accurately reflect the effect of a judgment in the amount of $228,000 against the Company in connection with a landlord tenant dispute, amending Notes 4 and 12 to the Consolidated Financial Statements to reflect such increased accounts payable, amending the Independent Auditors' Report to reflect such increased accounts payable, and adding Note 16 to the Consolidated Financial Statements to discuss such increased accounts payable and to amend the Consolidated Financial Statements to reflect the issuable share quantity, which was inadvertently overstated by 200,000, amending Notes 14 and 16 to the Consolidated Financial Statements to reflect such amended issuable share quantity; and to correct certain typographical errors concerning valuation per share, set forth in Part II, Item 5 under the heading "Recent Sales of Unregistered Securities" for the period 1/1/02 through 12/31/02.



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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         P.D.C.'s common stock is traded on the OTCBB under the symbol PDCI ("PDCIE" as of April 24, 2003 due to the Company not being current in its filings under the Exchange Act; it is anticipated the "E" will no longer appear following the filing of this Form 10-KSB with the U.S. Securities and Exchange Commission). The following table sets forth, for each of the quarterly periods then ended, the high/low bid prices for our common stock, as reported by NASDAQ.com. These per share quotations reflect inter-dealer prices in the over-the-counter market without markups, markdowns, or commissions and may not necessarily represent actual transactions.

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

         1/1/02 through 12/31/02


         In January 2002, we issued 2,000,000 shares of restricted common stock, valued at approximately $.22 per share, to the estate of David Sowers in recognition of his prior contributions and services.

         In March 2002, we issued 1,000,000 shares of restricted common stock to John Carlson for sales and marketing services rendered and to be rendered at a price to be paid of $.195 per share.

         In March 2002, we issued 1,200,000 shares of restricted common stock, valued at $.195 per share, to Ronald Epstein for sales and marketing services rendered and to be rendered.


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



                                          P.D.C. Innovative Industries, Inc.

Dated: June 3, 2003                       By: /s/ Michael Hiler
                                             -------------------------------
                                              Michael Hiler
                                              Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                          Date                        Title
----------                          ----                        -----

/s/ Michael Hiler
------------------------          June 3, 2003           Chief Executive Officer
Michael Hiler


/s/ Sandra Sowers
------------------------          June 3, 2003           President, Secretary Treasurer,
Sandra Sowers                                            Principal Financial and Accounting
                                                         Officer, and  Director

/s/ Fern Marlene Kennedy
------------------------          June 3, 2003           Director
Fern Marlene Kennedy

                                  CERTIFICATION
                                  -------------

         I, Michael Hiler, certify that:


1. I have reviewed this annual report on Form 10-KSB/A of P.D.C. Innovative Industries, Inc.


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



       Signature                       Title                           Date


/s/ Michael Hiler
-----------------------        Chief Executive Officer             June 3, 2003
Michael Hiler                 (Principal Executive Officer)

                                  CERTIFICATION
                                  -------------


         I, Sandra Sowers, certify that:


1. I have reviewed this annual report on Form 10-KSB/A of P.D.C. Innovative Industries, Inc.


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


       Signature                       Title                           Date


/s/ Sandra Sowers
-----------------------     President, Principal Financial and     June 3, 2003
Sandra Sowers               Accounting Officer

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

    Consolidated Statements of Cash Flows                            F-8

    Notes to Consolidated Financial Statements                   F-9  - F-19

                          Independent Auditors' Report


The Board of Directors and Stockholders
P.D.C. Innovative Industries, Inc.
(a Development Stage Company)

We have audited the accompanying consolidated balance sheet of P.D.C. Innovative Industries, Inc. and Subsidiary (a Development Stage Company) as of December 31, 2002, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year ended December 31, 2002 and for the period from September 7, 1994 (inception) through December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements as of December 31, 2001 were audited by other auditors whose report dated February 28, 2002 on those consolidated statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements for the period September 7, 1994 (inception) through December 31, 2001 include total revenues and net loss of $0 and $4,143,755, respectively. Our opinion on the consolidated statements of operations, changes in stockholders' deficiency, and cash flows for the period September 7, 1994 (inception) through December 31, 2002, insofar as it relates to amounts for periods through December 31, 2001, is based solely on the report of other auditors.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of P.D.C. Innovative Industries, Inc. and Subsidiary (a Development Stage Company), as of December 31, 2002 and the results of its consolidated operations and its consolidated cash flows for the year ended December 31, 2002 and for the period September 7, 1994 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 16, subsequent to the issuance of the Company's 2002 consolidated financial statements and our report thereon dated May 9, 2003, we became aware that those consolidated financial statements did not reflect certain accounts payable and the issuable common shares quantity outstanding was overstated by 200,000 shares. In our related report, we expressed an unqualified opinion with an explanatory paragraph describing conditions that raised doubt about the Company's ability to continue as a going concern. Our opinion on the revised consolidated financial statements, as expressed herein, remains unqualified with an explanatory paragraph describing conditions that raised doubt about the Company's ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(a) to the consolidated financial statements, the Company has a net loss of $3,952,772 and net cash used in operations of $366,987 in 2002, a working capital deficiency of $1,251,776, deficit accumulated during the development stage of $8,096,527, and a stockholders' deficiency of $1,251,776 at December 31, 2002 and is currently in development stage. These matters raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to this matter is also described in Note 2(a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salberg & Company, P.A.
Boca Raton, Florida
May 9, 2003 (except for Note 16 as to which the date is May 27, 2003)

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


/s/ Margolies, Fink and Wichrowski
---------------------------------
Margolies, Fink and Wichrowski
Certified Public Accountants

Pompano Beach, Florida
February 28, 2002

                P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
                         (a Development Stage Company)

                           Consolidated Balance Sheet

                               December 31, 2002


                               ASSETS
                                                                    Restated (Note 16)
                                                                    -----------------
TOTAL ASSETS                                                           $        --
                                                                       ===========



                            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Accounts payable                                                   $   389,303
    Accrued expense                                                         38,250
    Settlement payable                                                     559,443
    Note payable-stockholder                                                50,000
    Loans payable-officer                                                  214,780
                                                                       -----------
TOTAL CURRENT LIABILITIES                                                1,251,776
                                                                       -----------

STOCKHOLDERS' DEFICIENCY
    Common stock, $0.001 par value; 125,000,000 shares
           authorized, 105,371,071 shares issued
          and outstanding                                                  105,371
    Common stock issuable (6,800,000 shares at par value)                    6,800
    Additional paid in capital                                           6,732,580
    Deficit accumulated during the development stage                    (8,096,527)
                                                                       -----------

TOTAL STOCKHOLDERS' DEFICIENCY                                          (1,251,776)
                                                                       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                         $        --
                                                                       ===========


           See accompanying notes to consolidated financial statements

                P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
                          (a Development Stage Company)

                      Consolidated Statements of Operations

                                                      Year Ended December 31,    From September 7, 1994
                                                 --------------------------------  (inception) to
                                                       2002             2001       December 31, 2002
                                                   -------------    -------------  ------------------
                                                 Restated (Note 16)                Restated (Note 16)
                                                 -----------------                 ------------------
Revenues                                           $          --    $          --    $          --
                                                   -------------    -------------    -------------

OPERATING EXPENSES

Compensation and related benefits                        729,150          345,509        1,782,339
Professional fees, consulting and commissions            434,672          444,009          910,025
Advertising, marketing and promotional costs             418,580               --          902,696
Bad debt expense                                           5,958               --            5,958
General and administrative                               144,538          151,772          949,824
Loss on impairment of property and equipment           1,017,549               --        1,017,549
Loss on impairment of patent                             472,118               --          472,118
Loss on impairment of investment                             100               --              100
Loss on writedown of inventory                           263,133           46,643          628,408
Materials, research and development, and tooling          73,329           90,330          212,099
Rent expense                                              55,662           67,416          252,339
Depreciation and amortization                            103,983          130,832          443,339
                                                   -------------    -------------    -------------

TOTAL OPERATING EXPENSES                               3,718,772        1,276,511        7,576,794
                                                   -------------    -------------    -------------

Loss from Operations                                  (3,718,772)      (1,276,511)      (7,576,794)
                                                   -------------    -------------    -------------

OTHER INCOME (EXPENSES)

Interest income                                               --              452              452
Interest expense                                          (6,000)         (38,291)        (292,185)
Settlement expense                                      (228,000)              --         (228,000)
                                                   -------------    -------------    -------------

TOTAL OTHER EXPENSE, NET                                (234,000)         (37,839)        (519,733)
                                                   -------------    -------------    -------------

NET LOSS                                           $  (3,952,772)   $  (1,314,350)   $  (8,096,527)
                                                   =============    =============    =============

Net loss per common share:
Basic
     Net loss per common share                     $       (0.04)   $       (0.02)   $       (0.29)
                                                   =============    =============    =============

Weighted average number of common shares
     outstanding, respectively                       102,860,057       84,965,139       27,511,388
                                                   =============    =============    =============

Diluted
     Net loss per common share                     $       (0.04)   $       (0.02)   $       (0.29)
                                                   =============    =============    =============

Weighted average number of common shares
     outstanding, respectively                       102,860,057       84,965,139       27,511,388
                                                   =============    =============    =============

           See accompanying notes to consolidated financial statements

                P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
                         (a Development Stage Company)

          Consolidated Statement of Changes in Stockholders' Deficiency

                                                                                                           DEFICIT
                                                                                                         ACCUMULATED
                                             COMMON STOCK          COMMON STOCK ISSUABLE     ADDITION    DURING THE
                                        ------------------------   ----------------------     PAID-IN    DEVELOPMENT
                                           SHARES      AMOUNT       SHARES       AMOUNT       CAPITAL       STAGE         TOTAL
                                        -----------  -----------  -----------  -----------  -----------   -----------   -----------
Balance, September 7, 1994
     (Date of inception)                         --  $        --           --  $        --  $        --   $        --   $        --

Issuance of common stock at                   1,000            1           --           --       24,754            --        24,755
                                        -----------  -----------  -----------  -----------  -----------   -----------   -----------
     incorporation

Balance, December 31, 1996                    1,000            1           --           --       24,754            --        24,755

Net loss                                         --           --           --           --           --       (41,344)      (41,344)
                                        -----------  -----------  -----------  -----------  -----------   -----------   -----------

Balance, December 31, 1997                    1,000            1           --           --       24,754       (41,344)      (16,589)

Issuance of common stock,
     restated for reverse stock split       425,702          426           --           --    1,841,294            --     1,841,720

Net loss                                         --           --           --           --           --      (573,376)     (573,376)
                                        -----------  -----------  -----------  -----------  -----------   -----------   -----------

Balance, December 31, 1998                  426,702          427           --           --    1,866,048      (614,720)    1,251,755

Issuance of common stock for
     services                             3,592,605        3,592           --           --      522,545            --       526,137

Conversion of convertible
     debentures                             383,993          384           --           --       49,616            --        50,000

Net loss                                         --           --           --           --           --      (424,987)     (424,987)
                                        -----------  -----------  -----------  -----------  -----------   -----------   -----------

Balance, December 31, 1999                4,403,300        4,403           --           --    2,438,209    (1,039,707)    1,402,905

Common stock issued in mergers           36,956,000       36,956           --           --           --            --        36,956

Issuance of common stock for
     services                             2,715,000        2,715           --           --      175,150            --       177,865

Common stock issued in exchange
     for licensing agreement             12,000,000       12,000           --           --      538,000            --       550,000


           See accompanying notes to consolidated financial statements

                P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
                          (a Development Stage Company)

          Consolidated Statement of Changes in Stockholders' Deficiency

                                                                                                           DEFICIT
                                                                                                         ACCUMULATED
                                             COMMON STOCK          COMMON STOCK ISSUABLE     ADDITION    DURING THE
                                        ------------------------   ----------------------     PAID-IN    DEVELOPMENT
                                           SHARES      AMOUNT       SHARES       AMOUNT       CAPITAL       STAGE         TOTAL
                                        -----------  -----------  -----------  -----------  -----------   -----------   -----------


Conversion of convertible debentures     13,488,938       13,489           --           --      866,779            --       880,268

Common stock sold                           250,000          250           --           --       10,000            --        10,250


Net loss                                         --           --           --           --           --    (1,789,698)   (1,789,698)
                                        -----------  -----------  -----------  -----------  -----------   -----------   -----------

Balance, December 31, 2000               69,813,238       69,813           --           --    4,028,138    (2,829,405)    1,268,546

Stock dividend                            1,215,933        1,216           --           --       (1,216)           --            --

Contribution to capital of convertible
     debentures' interest                        --           --           --           --      263,303            --       263,303

Issuance of common stock for
     services                             3,833,750        3,834           --           --      357,591            --       361,425

Common stock sold                        21,868,150       21,868           --           --      784,132            --       806,000

Net loss                                         --           --           --           --           --    (1,314,350)   (1,314,350)
                                        -----------  -----------  -----------  -----------  -----------   -----------   -----------

Balance, December 31, 2001               96,731,071       96,731           --           --    5,431,948    (4,143,755)    1,384,924

Issuance of stock for compensation        2,000,000        2,000           --           --      430,780            --       432,780

Issuance of stock for legal               1,700,000        1,700           --           --      133,100            --       134,800

Issuance of stock for marketing           2,200,000        2,200           --           --      426,800            --       429,000

Issuance of stock for consulting          1,330,000        1,330    5,000,000        5,000      224,010            --       230,340

Issuance of stock for cash                       --           --    1,800,000        1,800       25,200            --        27,000

Issuance of stock for wages               1,410,000        1,410           --           --       60,742            --        62,152

Net loss, as previously reported                 --           --           --           --           --    (3,741,626)   (3,741,626)

Effect of restatement (Note 16)                  --           --           --           --           --      (211,146)     (211,146)
                                        -----------  -----------  -----------  -----------  -----------   -----------   -----------

BALANCE, DECEMBER 31, 2002              105,371,071  $   105,371    6,800,000  $     6,800  $ 6,732,580   $(8,096,527)  $(1,251,776)
                                        ===========  ===========  ===========  ===========  ===========   ===========   ===========

           See accompanying notes to consolidated financial statements

                P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
                         (a Development Stage Company)

                      Consolidated Statement of Cash Flows

                                                                                                         From September 7, 1994
                                                                                    December 31,           (Inception) to
                                                                                2002            2001       December 31, 2002
                                                                            -----------      -----------  ---------------------
                                                                         Restated (Note 16)                Restated (Note 16)
                                                                          -----------------                 -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    $(3,952,772)     $(1,314,350)     $(8,096,527)
Adjustments to reconcile net loss to net cash provided by
      operating activities:
Stock issued for compensation, legal, marketing, consulting
     and wages                                                                1,289,072          361,425        2,402,001
Depreciation and amortization                                                   103,983          130,832          443,339
Bad debt expense                                                                  5,958               --            5,958
Settlement expense                                                              228,000               --          228,000
Loss on impairment of property and equipment                                  1,017,549               --        1,017,549
Loss on impairment of patent                                                    472,118               --          472,118
Loss on impairment of investment                                                    100               --              100
Loss on writedown of inventory                                                  263,133           46,643          309,776
Changes in operating assets and liabilities:
(Increase) decrease in:
     Other receivables                                                            6,004          (11,962)          (5,958)
     Inventory                                                                    1,167               --         (309,776)
     Other assets                                                                    --               --          (15,575)
Increase (decrease) in:
     Accounts payable and accrued expenses                                      198,701           17,940          199,553
                                                                            -----------      -----------      -----------
NET CASH USED IN OPERATING ACTIVITIES                                          (366,987)        (769,472)      (3,349,442)
                                                                            -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                 --          (37,011)      (1,380,560)
Acquisition of equipment                                                        (21,690)              --          (21,690)
Investment in Medial Marketing, Inc.                                               (100)              --             (100)
                                                                            -----------      -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                                           (21,790)         (37,011)      (1,402,350)
                                                                            -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) loan payable, officer                             201,627          (32,734)         214,780
Proceeds from note payable                                                       50,000               --           50,000
Proceeds from stock issuance                                                     27,000          806,000        3,235,612
Proceeds from convertible debenture                                                  --               --        1,251,400
                                                                            -----------      -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       278,627          773,266        4,751,792
                                                                            -----------      -----------      -----------

Net Decrease in Cash                                                        $  (110,150)     $   (33,217)     $        --

Cash at Beginning of Period                                                     110,150          143,367               --
                                                                            -----------      -----------      -----------

CASH AT END OF YEAR                                                         $        --      $   110,150      $        --
                                                                            ===========      ===========      ===========

Supplemental disclosure of non-cash investing and financing activities:
-----------------------------------------------------------------------

     Issuance of common stock in exchange for patent
         licensing agreement                                                $        --      $        --      $   550,000
                                                                            ===========      ===========      ===========

           See accompanying notes to consolidated financial statements

                P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
                          (a Development Stage Company)

                   Notes to Consolidated Financial Statements


(1)      BACKGROUND

P.D.C. Innovative Industries, Inc. and Subsidiary ("the Company") was organized in the state of Nevada on September 7, 1994. On January 22, 1998, a merger was effected between Kenneth C. Garcia, Inc. and the Company. On March 2, 2000, the Company exchanged shares with MAS Acquisition XIV Corp. ("MAS"), a reporting company under the Securities and Exchange Act of 1934. As a result, the Company became the parent company to MAS, its wholly-owned subsidiary. As of December 31, 2002, MAS had no assets, or activities. On July 6, 2000, Sterile-Pro, Inc. was merged into the Company (See Note 3).

The Company is currently in the development stage. Activities during the development stage primarily include Research and Development and raising capital. There is no assurance that once the development of the Hypo-Pro 2000 (formerly known as the Sterile Pro 2000) device is completed it will gain Federal Drug Administration marketing clearance, and the sales of the TriLevel Family, a series of innovative levels for construction workers, will occur, or, that the Company will achieve a profitable level of operations.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a) Going Concern

         As reflected in the accompanying consolidated financial statements, the Company has a net loss of $3,952,772 and net cash used in operations of $366,987 in 2002 and a working capital deficiency of $1,251,776, deficit accumulated during the development stage of $8,096,527 and a stockholders' deficiency of $1,251,776 at December 31, 2002. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

         (g) Property and equipment

         Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using straight-line methods over the estimated useful lives of the related assets. As of December 31, 2002, all fixed assets on hand were deemed to be fully impaired as defined by SFAS No. 144. Accordingly, the Company charged $1,017,549 to operations. (See Notes 4 and 5)

         (h) Net loss per share

         Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income
         (loss) per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as convertible notes, were exercised or converted into common stock. At December 31, 2002, there were no common stock equivalents outstanding, which may dilute future earnings per share.

                P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
                          (a Development Stage Company)

                   Notes to Consolidated Financial Statements

         (i) Patent license

         The patent license was being amortized over the seventeen year life of the patent. During 2002, the Company, in accordance with SFAS No. 142, the Company fully impaired its patent license. Accordingly, the Company charged $472,118 to operations. (See Note 6)

         (j) Stock-based compensation

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

During 2002, the Company experienced severe financial difficulties; unable to generate positive operating cash flow and having general liquidity problems, the Company could not make its regularly scheduled operating lease payments (see Notes 12 and 16). As a result, the Company's landlord locked down the Company's leased warehouse space and all fixed assets and inventory contained within See
Note 4). As of the date of this report, the Company has still been unable to meet its current obligations and all related assets are deemed to be fully impaired (see Notes 5 and 6). Accordingly, the Company has written down its inventory to its net realizable value of $0 and charged $263,133 to operations. During 2001, the Company had charged $46,643 to operations to reflect that periods write down of inventory to its net realizable value.

(5)      PROPERTY AND EQUIPMENT

During 2002, in order to reflect the financial difficulties the Company was experiencing, the Company fully impaired the remaining net book value related to its fixed assets, accordingly, the Company recorded an impairment loss of $1,017,549 related to property and equipment owned by the Company that was inaccessible (See Note 4).

Depreciation expense for the years ended December 31, 2002 and 2001 was $64,086 and $95,963, respectively.

                P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
                          (a Development Stage Company)

                   Notes to Consolidated Financial Statements

(6)      OTHER ASSETS

During June 2000, the Company finalized an exclusive Patent License Agreement with its then, chief executive officer. The officer was the owner of various patents and patents pending, which items will be eventually sold by the Company. Pursuant to the terms of the agreement, the Company was granted the exclusive right to modify, customize, maintain, incorporate, manufacture, sell, and otherwise utilize and practice the Patent, all improvements thereto and all technology related to the process, throughout the world. The license shall apply to any extension or re-issue of the Patent. The term of license is for the life of the Patent and any renewal thereof, subject to termination, under certain conditions. As consideration for the License, the Company issued to the officer 12,000,000 shares of common stock (See Note 14). The License agreement has been recorded at the historical cost basis of the chief executive officer, who owned the patents.

During 2002, the Company was unable to progressively move forward with its patent license agreement. As such, the Company deemed the patent to be fully impaired. Accordingly, the Company charged the net book value of $472,118 to operations.

During 2002, the Company acquired an investment in Global Medical Marketing, Inc. ("Global") for $100. In exchange, the Company received 10,000,000 shares of Global's common stock and gave Global's subsidiary, Medical Marketing Innovations, Inc. exclusive rights under a patent sub-license and royalty agreement. Based on the termination of this agreement in May 2003, the Company deemed the investment to be fully impaired. Accordingly, the Company charged $100 to operations in 2002. (See Note 15)

License amortization expense for the years ended December 31, 2002 and 2001 was $39,898 and $34,869, respectively.

(7)      ACCRUED EXPENSES

Accrued expenses consist of the following as of December 31, 2002:

                                                                         2002
                                                                     ----------
                Accrued interest payable                             $    6,000
                Accrued wages payable-officer (See Note 10)              21,000
                Payroll taxes payable                                    11,250
                                                                     ----------
                Balance                                              $   38,250
                                                                     ==========

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

(9)      LOANS PAYABLE - OFFICER

During 2002, the Company continues to receive operating capital from its President. The proceeds were obtained from direct sales of registered publicly traded stock of the Company. During 2002, the Company received $201,627 in additional proceeds. During 2001, the Company had received proceeds of $13,153 of similar type loans. At December 31, 2002, the Company owes $214,780 to its President. The loans are non-interest bearing, unsecured and due on demand. (See
Note 10)

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

During 2002, the Company was indebted to one of its vendors for services performed in the amount of $51,102. This balance is personally guaranteed by the Company's President. The balance has been demanded in full by the vendor; however, no payments have been made as of December 31, 2002 or as of the date of the accompanying report. The entire $51,102 has been included in accounts payable at December 31, 2002.

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

During July 2001, a lawsuit was filed by the holders of the debentures alleging breach of financial obligation by the Company. Prior to the Company filing an answer and/or counterclaim to the suit, the plaintiffs agreed to drop the lawsuit, and the Company did not have to pay any monies to the plaintiffs as settlement on the suit. On November 21, 2001, the suit was dismissed with prejudice, and each of the parties were responsible for their own legal fees and costs. As a result of this settlement, the Company is required to donate to the charity of their choice the remaining amount due on such debentures of $559,443 at December 31, 2002. The Company shall endeavor to utilize its best efforts to fulfill its obligation and satisfy this debt. The balance of this obligation has been classified as a short term liability in the December 31, 2002 balance sheet.

                P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
                          (a Development Stage Company)

                   Notes to Consolidated Financial Statements

(12)     LEASES AND LEGAL MATTERS

The Company leases its office and warehouse space under an operating lease expiring in August 2005. In October 2002, the Company was locked out of its warehouse for failure to pay rent. The Company has not been released from its obligation (See Notes 4 and 16). In October 2002, a judgment of approximately $228,000 was entered against the Company. The entire balance was accrued at December 31, 2002 and is reflected in operations as a charge to settlement expense.

Rent expense for the years ending December 31, 2002 and 2001 and for the period from September 7, 1994 (inception) to December 31, 2002 were $55,662, $67,416 and $252,339, respectively.

(13)     INCOME TAXES

There was no income tax expense for the periods ended December 31, 2002 and 2001 due to the Company's net losses.

The Company's tax expense differs from the "expected" tax expense for the periods ended December 31, 2002 and 2001, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                                              2002               2001
                                                                         ------------         ----------
              Computed "expected" tax expense (benefit)                  $ (1,343,942)       $  (446,879)
              Non deducted stock based expenses                               438,284            268,436
              Change in valuation allowance                                   905,658            178,443
                                                                         ------------         ----------
                                                                         $         --         $       --
                                                                         ============         ==========

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2002 are as follows:

                                                                             2002
                                                                        ------------
             Deferred tax assets:
             Bad debt expense                                           $      2,026
             Write-down of inventory to net realizable value                  89,465
             Net operating loss carryforward                               2,110,247
                                                                        ------------
             Total gross deferred tax assets                               2,201,738
             Less valuation allowance                                     (2,201,738)
                                                                        ------------
             Net deferred tax assets                                    $         --
                                                                        ============

At December 31, 2002, the Company has a net operating loss carryforward of approximately $6,207,000 available to offset future taxable income in years beginning 2017 through 2022.

The valuation allowance at December 31, 2001 was $1,296,079. The net change in valuation allowance during the year ended December 31, 2002 was an increase of $905,658.

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

During the year ended December 31, 2002, the Company issued a total of 15,440,000 shares of its common stock. Of the total stock issued in 2002, 6,800,000 shares remain issuable as of December 31, 2002. The stock issuances for 2002 are as follows:

         1. The Company issued 2,000,000 shares of its common stock for compensation to its President for services rendered totaling $432,780 or approximately $.22 per share. Fair value is based on the quoted trading price of the common stock at the grant date.

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

         6. In October 2002, the Company sold 1,800,000 shares of its common stock for cash to unrelated third parties totaling $27,000, or a per share price of $.015. The 1,800,000 shares remain issuable at December 31, 2002.

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

         On February 21, 2003, the Company issued 2,000,000 shares of common stock as compensation to its President for services rendered. The fair value of the common stock issued is based on the quoted trading price of the common stock at the date of issuance which aggregated $44,000 or $.022 per share.

                P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
                          (a Development Stage Company)

                   Notes to Consolidated Financial Statements

         On March 14, 2003, the Company issued 1,200,000 shares of its common stock for services. Of the total shares issued, 300,000 shares were issued as compensation to employees, 300,000 shares were issued for consulting fees, and 600,000 shares were issued for legal fees. The fair value of the common stock issued is based on the quoted trading price of the common stock at the date of issuance, which aggregated $18,000 or $.015 per share.

         In May 2003, the Company entered into a termination agreement with Medical Marketing Innovations, Inc. ("MMI") and its parent, Global. The Company had previously entered into an exclusive patent sublicense and royalty agreement dated November 21, 2002. Under the terms of the termination, MMI shall be afforded the opportunity on a non-exclusive basis to sell and market the Hypo-pro 2000. As consideration for Global agreeing to cause MMI to terminate the agreement and relinquish its exclusive rights, the Company will transfer 10,000,000 shares of Global common stock previously received for the Company's $100 investment back to Global. The Company has written off this investment at December 31, 2002 as an impairment loss.
         (See Note 6)

(16)     RESTATEMENT

         Subsequent to the issuance of the Company's fiscal 2002 consolidated financial statements, management determined to amend those consolidated financial statements to more accurately reflect the effect of a judgment in the amount of $228,000 in connection with a landlord tenant dispute (See Note 12). The Company increased the accrual by $211,146 to reflect the full judgment of $228,000. The full amount of the judgment had not been previously included in the consolidated financial statements since management believed the Company was not liable due to the landlord's alleged relet of the premises. However, management subsequently determined that the full judgment is considered a contingency and the Company would be liable if the subsequent lessee defaulted on its lease. In addition, the issuable share quantity was overstated by 200,000 requiring a reclassification of the $200 par value between common stock issuable and additional paid-in capital. The inclusion of these items in the revised consolidated financial statements has the effect of increasing current liabilities by $211,146 and increasing net loss by $211,146. Net loss per share, basic and diluted did not change.