Form 10QSB
period 2003-03-31
P D C INNOVATIVE INDUSTRIES INC
filed 2003-06-17
CIK 1093984

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[Mark One]

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2003

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to ____________

Commission file number 0-27157

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
        (Exact name of small business issuer as specified in its charter)

         Nevada                                           65-0789306
(State of incorporation)                            (I.R.S. Employer Ident. No.)

4411 NW 105th Terrace, Coral Springs, Florida               33065
 (Address of principal executive offices)                 (Zip Code)

                    Issuer's telephone number: (954) 341-0092

             ------------------------------------------------------
                                (Former Address)


The number of shares outstanding of each of the issuer's classes of equity as of June 12, 2003: 114,671,071 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One:) Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheet
         (Unaudited) as of March 31, 2003                                  2

         Condensed Consolidated Statements of Operations
         (Unaudited) for the Three Months Ended March 31, 2003 and 2002    3

         Condensed Consolidated Statements of Cash Flows
         (Unaudited) for the Three Months Ended March 31, 2003 and 2002    4

         Notes to Condensed Consolidated Financial Statements             5-7

                   P.D.C. INNOVATIVE INDUSTRIES AND SUBSIDIARY
                          (a Development Stage Company)

                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                 March 31, 2003


                                     ASSETS
Current Assets
    Cash                                                            $       132

                                                                    -----------
Total Current Assets                                                        132
                                                                    -----------

Total Assets                                                        $       132
                                                                    ===========



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
    Accounts payable                                                $   400,000
    Accrued expenses                                                     48,403
    Settlement payable                                                  559,443
    Note payable-stockholder                                             50,000
    Loan payable-officer                                                232,620
    Loan payable-other                                                    1,700
                                                                    -----------
Total Current Liabilities                                             1,292,166
                                                                    -----------

Stockholders' Deficiency
    Common stock, $0.001 par value; 125,000,000 shares
          authorized, 114,671,071 shares issued
          and outstanding                                               114,671
    Common stock issuable (2,050,000 shares at par value)                 2,050
    Additional paid in capital                                        6,825,030
    Deficit accumulated during the development stage                 (8,233,785)
                                                                    -----------

Total Stockholders' Deficiency                                       (1,292,034)
                                                                    -----------

Total Liabilities and Stockholders' Deficiency                      $       132
                                                                    ===========

See notes to condensed consolidated financial statements.

                   P.D.C. INNOVATIVE INDUSTRIES AND SUBSIDIARY
                          (a Development Stage Company)

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                            Three Months Ended
                                                                March 31,              From September 7, 1994
                                                     ---------------------------------     (inception) to
                                                          2003               2002          March 31, 2003
                                                     -------------      -------------      --------------
                                                                      Restated (Note 7)
                                                                      -----------------

Revenues                                             $        --        $        --        $        --
                                                     -------------      -------------      -------------

Operating Expenses

Compensation and related benefits                           80,166             95,048          1,862,505
Professional fees, consulting and commissions               35,000            460,768            945,025
Advertising, marketing and promotional costs                  --              418,000            902,696
Bad debt expense                                              --                 --                5,958
General and administrative                                  16,442             20,798            966,266
Loss on impairment of property and equipment                  --                 --            1,017,549
Loss on impairment of patent                                  --                 --              472,118
Loss on impairment of investment                              --                 --                  100
Loss on writedown of inventory                                --                 --              628,408
Materials, research and development, and tooling              --               41,503            212,099
Rent expense                                                 3,400             16,854            255,739
Depreciation and amortization                                 --               30,717            443,339
                                                     -------------      -------------      -------------

Total Operating Expenses                                   135,008          1,083,688          7,711,802
                                                     -------------      -------------      -------------

Loss from Operations                                      (135,008)        (1,083,688)        (7,711,802)
                                                     -------------      -------------      -------------

Other Income (Expenses)

Interest income                                               --                 --                  452
Interest expense                                            (2,250)              --             (294,435)
Settlement expense                                            --                 --             (228,000)
                                                     -------------      -------------      -------------

Total Other Income (Expense), net                           (2,250)              --             (521,983)
                                                     -------------      -------------      -------------

Net Loss                                             $    (137,258)     $  (1,083,688)     $  (8,233,785)
                                                     =============      =============      =============

Net Loss Per Share - Basic and Diluted               $       (0.00)     $       (0.01)     $       (0.27)
                                                     =============      =============      =============

Weighted average number of shares outstanding
  during the year - basic and diluted                  114,153,849         84,965,139         30,005,095
                                                     =============      =============      =============

See notes to condensed consolidated financial statements.

                   P.D.C. INNOVATIVE INDUSTRIES AND SUBSIDIARY
                          (a Development Stage Company)

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              Three Months Ended      From September 7, 1994
                                                                   March 31,              (Inception) to
                                                             2003             2002        March 31, 2003
                                                         -----------      -----------     --------------

Net Cash Used in Operating Activities                        (21,408)        (160,409)      (3,370,850)
                                                         -----------      -----------      -----------

Cash Flows from Investing Activities:
Capital expenditures                                            --             (9,236)      (1,380,560)
Acquisition of equipment                                        --               --            (21,690)
Investment in Medial Marketing, Inc.                            --               --               (100)
                                                         -----------      -----------      -----------
Net Cash Used in Investing Activities                           --             (9,236)      (1,402,350)
                                                         -----------      -----------      -----------

Cash Flows from Financing Activities:
Proceeds from (repayments to) loan payable, officer           17,840           62,187          232,620
Proceeds from note payable                                      --               --             50,000
Proceeds from stock issuance                                   2,000             --          3,237,612
Proceeds from (repayments to) loan payable, other              1,700             --              1,700
Proceeds from convertible debenture                             --               --          1,251,400
                                                         -----------      -----------      -----------
Net Cash Provided by Financing Activities                     21,540           62,187        4,773,332
                                                         -----------      -----------      -----------

Net Increase (Decrease) in Cash                                  132         (107,458)             132

Cash at Beginning of Period                                     --            110,150             --
                                                         -----------      -----------      -----------

Cash at End of Period                                    $       132      $     2,692      $       132
                                                         ===========      ===========      ===========

Supplemental disclosure of non-cash investing and financing activities:

     Issuance of common stock in exchange for patent
        licensing agreement                              $      --        $      --        $   550,000
                                                         ===========      ===========      ===========

See notes to condensed consolidated financial statements.

               P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2002 included in the Company's Form 10-KSB and Form 10-KSB/a.

NOTE 2  RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149") which provides for certain changes in the accounting treatment of derivative contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. The adoption of SFAS 149 is not expected to have a material impact on the Company's condensed consolidated financial position, results of operations or liquidity.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material impact on the Company's condensed consolidated financial position, results of operations or liquidity.

NOTE 3  GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $137,258 and net cash used in operations of $21,408 for the three months ended March 31, 2003 and a working capital deficiency of $1,292,034, deficit accumulated during the development stage of $8,233,785 and a stockholders' deficiency of $1,292,034 at March 31, 2003. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

               P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. The Company has yet to generate an internal cash flow, and until the sales of its product begins, the Company is very dependent upon the debt and equity funding.

As a result of these factors, there exists substantial doubt about the Company's ability to continue as a going concern. However, management of the Company is continually negotiating with various outside entities for additional funding necessary to complete FDA marketing clearance. To date, management has been able to raise the necessary capital to reach this stage of product development and has been able to fund any capital requirements. However, there is no assurance that once the development of the Hypo-Pro 2000 device may be completed and potentially gains FDA marketing clearance, that the Company will achieve a profitable level of operations.

NOTE 4 LOANS PAYABLE

(A)      LOAN PAYABLE, OTHER

         In January 2003, the Company received working capital funds of $1,700. The loan was non-interest bearing, due on demand and unsecured.

(B)      LOAN PAYABLE, OFFICER

         During the quarter ended March 31, 2003, the Company continued to receive operating capital from its President. The proceeds were obtained from direct sales of registered publicly traded stock of the Company. During the quarter ended March 31, 2003, the Company received $17,840 in additional proceeds. At March 31, 2003, the Company owes $232,620 to its President. The loans are non-interest bearing, unsecured and due on demand. (See Note 5)

NOTE 5 RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2003, the Company received proceeds of $17,840 in operating capital from its President (see Note 4(B)). This funding from the President represents a concentration of the Company's total debt financing received during the quarter ended March 31, 2003.

NOTE 6  STOCKHOLDERS' DEFICIENCY

On January 17, 2003, the Company issued 1,100,000 shares of its common stock for services. Of the total shares issued, 400,000 shares were issued as compensation to employees and 700,000 shares were issued for legal fees. The fair value of the common stock issued is based on the quoted trading price of the common stock at the date of issuance, which aggregated $33,000 or $.03 per share.

On January 23, 2003, 5,000,000 shares of common stock previously classified as issuable were issued.

               P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 21, 2003, pursuant to the Company's prior agreement to issue over a three year period 6,000,000 shares of its common stock to its deceased founder and former Chief Executive Officer for services rendered, of which 2,000,000 were previously issued in 2002, the Company issued 2,000,000 shares of common stock to its current President in her capacity as the sole beneficiary of the estate of such person. The fair value of the common stock issued is based on the quoted trading price of the common stock at the date of issuance, which aggregated $44,000 or $.022 per share.

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

On March 24, 2003, the Company sold 250,000 shares of its common stock for $.008 per share and received proceeds of $2,000. The 250,000 shares remain issuable at March 31, 2003.

NOTE 7 RESTATEMENT

Management has elected to restate the statement of operations for the three months ended March 31, 2002. The restatement relates to certain typographical errors made in the public filing of the March 31, 2002 Form 10-QSB. The following line items in the statement of operations were presented with balances that should not have been presented: travel and entertainment, general and administrative expenses, inventory valuation adjustments, equipment maintenance, other, loan placement expenses and fees, interest expense, net of interest income and weighted average number of common shares. The total net loss, however, was stated correctly. As a result of this restatement, there was no effect on the results of operations and net loss per share, basic and diluted did not change.

NOTE 8 SUBSEQUENT EVENTS

In May 2003, the Company entered into a termination agreement with Medical Marketing Innovations, Inc. ("MMI"), its parent, Global Medical Marketing, Inc. ("Global") and the Company's current President in her capacity as personal representative of the estate of the Company's founder and former Chief Executive Officer. The Company had previously entered into an exclusive patent sublicense and royalty agreement dated November 21, 2002 with MMI and the Company's current President in her capacity as personal representative of the estate of the Company's founder and former Chief Executive Officer. Under the terms of the termination, MMI shall be afforded the opportunity on a non-exclusive basis to sell and market the Hypo-pro 2000. As consideration for Global agreeing to cause MMI to terminate the agreement and relinquish its exclusive rights, the Company transferred 10,000,000 shares of Global common stock previously received for the Company's $100 investment back to Global. The Company had written off this investment at December 31, 2002 as an impairment loss.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

         This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward- looking statements involve known and unknown risks and uncertainties and other factors, which may cause our actual results to be materially different from historical statements. Factors that might cause such a difference include, without limitation: uncertainty of continued operations and of ability to meet capital needs; limited operating history and continuing losses; need for additional capital; going concern considerations; uncertainty of revenues and of future profitability; reliance upon one or more third parties to manufacture, market and sell our medical device product, the Hypo-Pro 2000 ("Hypo-Pro"); dependence on market acceptance; economic uncertainty; uncertainty of patent approval of Hypo-Pro or of ability to protect any patents and proprietary technology and information; competition, and as further set forth in our Form 10- KSB and Form 10-KSB/A for the year ending December 31, 2002 under the heading "Factors That May Effect Future Operating Results", in our press releases and other reports filed with the Securities and Exchange Commission ("SEC" or the "Commission") and verbal statements that may be made by our officers, directors or employees acting on our behalf. In addition to statements which explicitly describe such risks and uncertainties, statements with the terms "believes," "belief," "expects," "plans," "anticipates" and similar statements should be considered uncertain and forward- looking. All cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they may appear. We undertake no obligation to update any such forward-looking statements.

         P.D.C. Innovative Industries, Inc. ("P.D.C." or the "Company") is a development stage company which, since inception, has been engaged in the research and development of health field and construction related products. In view of our continuing severe liquidity constraints, we are not certain when, or if, we will bring any of such products to market. We have had no revenue from operations and continue not to have any revenue from operations.

         Our health field related product, the Hypo-Pro 2000 ("Hypo-Pro") (formerly Sterile-Pro 2000) is a patent-pending device designed to dispose of contaminated hypodermic syringes after patient use. As the result of the need to reconfigure and retest certain components of the device in response to prior meetings and discussions with U.S. Food & Drug Administration ("FDA") and OSHA regulatory agency personnel, and financing constraints experienced post-September 11, 2001, which have continued and remain severe, our time schedule to seek and obtain FDA approval and to bring this product to market has continued to be delayed. Due to continuing severe liquidity constraints, we have been unable to proceed with further laboratory testing, which is currently anticipated to cost between approximately $100,000 - $150,000, and take up to approximately 4 to 6 months to complete once commenced, and which is required prior to submission of such device for FDA approval. Such FDA application process is currently anticipated to take up to approximately 120 days.

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

         We currently believe that we will require approximately $250,000 - $350,000 for laboratory testing, commencement of the FDA approval process and for working capital and general corporate purposes over approximately the next twelve months. We have no formal or informal agreements, arrangements or understandings with any third parties and no assurances are given that we will secure such necessary funding.

         In the event we are unable to obtain equity and/or debt financing or are unable to obtain such financing on terms and conditions acceptable to us, we may need to shortly further curtail our already extremely limited operations or cease our operations.

         We have also previously developed, manufactured and inventoried various types of construction levels. However, neither such levels or certain machinery, furniture and office equipment, is currently available to us as such inventory, machinery, furniture and equipment are in the possession of the landlord of a former leased facility. See PART II . OTHER INFORMATION, Item 1. Legal Proceedings. As such, during 2002, we recorded an impairment loss of $1,017,549 relating to property and equipment that we owned that was inaccessible and an impairment loss of

$472,118 related to patents. During 2002, we also recorded a loss on write-down of inventory of $263,133. Specifically, we have been locked out of our leased facility and, therefore, have no access to, and are unable to sell our inventory. The Hypo-Pro constitutes our only potentially viable product. We have five prototypes of such product in our possession as well as the schematic and design drawings for such product.

         Due to our severe liquidity constraints, we previously determined in the latter half of 2002 not to engage in any manufacturing of any products. In November 2002, we entered into an exclusive patent sub-license and royalty agreement with a third-party whereby such third-party was to manufacture, market and sell the Hypo-Pro. However, as a result of our severe liquidity constraints, we were not able to undertake additional laboratory testing or commence the FDA approval process for the Hypo-Pro. Such steps, as well as obtaining FDA approval for such product, were required prior to such party having any manufacturing, selling and marketing obligations under such agreement. Accordingly, we entered into a termination agreement dated May 5, 2003 pursuant to which the parties to such agreement agreed to its termination and we agreed to relinquish our ownership in all of our shares in such entity's parent company in consideration for the parent company causing its subsidiary to enter into the termination agreement and to relinquish its exclusive rights to the Hypo-Pro. Pursuant to such agreement, the Company and the licensor of the Hypo-Pro, the estate of David Sowers, returned to their respective prior rights and obligations under their initial license agreement, as previously modified, except that Mrs. Sowers, as the personal representative and sole beneficiary of the estate, agreed to relinquish all anti-dilution and royalty rights thereunder.

         As we have only recently entered into the above-described termination agreement, we have not yet had the opportunity to discuss the potential manufacture, sale and marketing of the Hypo-Pro with any other third parties. We will be materially reliant upon entering into agreements with one or more third parties to manufacture, market and sell the Hypo-Pro, if such product ever becomes commercially viable. No assurances are given that such product will ever become commercially viable, that we will ever enter into any agreements with third-parties to manufacture, market and sell the Hypo-Pro or that the efforts of any third-parties concerning such matters, if undertaken, will be successful.

         We have incurred net losses applicable to common shareholders since inception through March 31, 2003 of approximately $8,234,000. In view of our continuing severe liquidity constraints which have prohibited us and continue to prohibit us from engaging in further laboratory testing of the Hypo-Pro, commencing the FDA approval process, obtaining FDA approval and developing a commercially viable product, we cannot at this time anticipate when losses from operations may end. There can be no assurances such product will ever achieve market acceptance, or that sufficient revenues will be generated from its sales, if any, to allow us to operate successfully.

Results of Operations
---------------------

         Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2003

         We have not had any revenues from operations for the three months ended March 31, 2003 or March 31, 2002. For the reasons discussed below, we incurred a loss from operations of $(135,008) for the three months ended March 31, 2003 as compared to a loss from operations of $(1,083,688) for the three months ended March 31, 2002.

         Compensation and related benefits during the three months ended March 31, 2003 decreased $14,882 to a total of $80,166 from $95,048 for the three months ended March 31, 2002 primarily due to a reduction in staff.

         Professional fees, consulting and commissions during the three months ended March 31, 2003 were $35,000, representing a decrease of $425,768 from the $460,768 incurred during the three months ended March 31, 2002. The decrease is a result of reduced expenditures for such matters.

         We did not have any advertising, marketing and promotional costs for the three months ended March 31, 2003, compared to $418,000 for the three months ended March 31, 2002. Such decrease is a result of the discontinuance of advertising, marketing and promotional expenditures during such time period due to not having any products to advertise, market or promote.

         General and administrative expenses during the three months ended March 31, 2003 were $16,442 representing a decrease of $4,356 from $20,798 for the three months ended March 31, 2002. The decrease in these costs is attributable primarily to our decreased level of operations during such time period.

         We did not have any materials, research and development, and tooling costs for the three months ended March 31, 2003, compared to $41,503 for the three months ended March 31, 2002. Such reduction in these costs is attributable to our discontinuation of such activities due to our severe liquidity constraints.

         Rent expense decreased approximately $13,454 during the three months ended March 31, 2003 to $3,400 from $16,854 during the three months ended March 31, 2002 due to the informal termination of our most recent leased facilities agreement.

         Depreciation and amortization expenses decreased $30,717 to $0 during the three months ended March 31, 2003. This decrease is a result of our no longer utilizing our assets.

         Interest expense increased to $2,250 for the three months ended March 31, 2003 from $0 for March 31, 2002. This increase relates to interest on a note payable to a stockholder.

Balance Sheet Data
------------------

         We have financed our operations since inception by the issuance of equity and debt securities with aggregate net proceeds of approximately $4,540,712 and through loan transactions with our President in the aggregate net amount of $232,620 through March 31, 2003.

         Our combined cash and cash equivalents totaled $132 at March 31, 2003. This is a decrease of $2,560 from $2,692 for the three months ended March 31, 2002. We are not certain when, if ever, we may generate a positive internal cash flow due to continued expenditures, working capital needs, and ongoing losses, including the expected costs associated with seeking to obtain FDA approval.

Plan of Operations
------------------

         During approximately the next twelve months, assuming receipt of required capital of approximately $250,000 - $350,000, of which no assurances are given, we plan to engage in additional laboratory testing and to seek to obtain FDA approval for the Hypo-Pro. In the event we obtain FDA approval, of which no assurances are given, we currently plan to seek one or more strategic partners to assist in and fund the manufacture, marketing and sale of the Hypo-Pro. No assurances are given that we will be successful in such efforts. To a substantially lesser extent, we also plan to pursue additional sales and marketing efforts for our construction level products if we obtain access to them from our prior landlord.

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

         We are currently a development stage company and our continued existence is materially dependent upon our ability to resolve our liquidity problems, principally by obtaining additional equity and/or debt financing and by commencing product sales of our primary product, the Hypo-Pro. We have yet to generate an internal cash flow, and until sales of such product lines may commence, if ever, we are totally dependent upon equity and/or debt financing and loans from shareholders and/or others. We continue to have informal discussions from time to time with prospective funding sources, including existing shareholders and others; however, we do not currently have any firm or informal commitments or understandings for financing.

         Our present monthly expenditure rate has been reduced to approximately $10,840 from approximately $12,722 per month at December 31, 2002 as a result of the recent informal termination of our most recent leased facility. Due to our severe liquidity constraints, in approximately mid-April 2003, we relocated our corporate office to our President's residence. Such facility is provided on a rent free basis. In view of our current liquidity constraints and the fact that we do not currently plan to manufacture any products, we believe that this facility is adequate for our current and reasonably foreseeable future needs. Prior thereto, our corporate and manufacturing facility was located at 3838 NW 126th Avenue, Corporate Park, Coral Springs, FL 33065. Such facility was subject to a base rent, excluding sales tax and other charges of $1,700 per month, with an annual cost of living adjustment over the term of the lease. The lease agreement was to expire in November 2004. The landlord of such facility informally agreed to retain previously pre-paid first and last months rent as well as a security deposit equal to a month's rent, and to allow the Company to vacate such premises without any further liability to the Company.

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

         At March 31, 2003, and presently, we have a working capital deficiency of approximately $1,300,000. As of March 31, 2003, our President, Mrs. Sowers, has made loans to the Company for working capital purposes aggregating approximately $232,620 (including $17,840 advanced during the quarter ended March 31, 2003), which loans are unsecured, payable on demand and without interest. No assurances are given that management will continue to effect loans to the Company, nor is any member of management obligated to do so.

         We are currently unable to pay federal and state payroll taxes of approximately $16,000 which are past due and owing.

         We are indebted to one of our vendors for services performed in the amount of $51,102. The balance is personally guaranteed by our President. The balance has been demanded in full by the vendor, however, no payment have been made as of March 31, 2003 or subsequent thereto through the date hereof. The entire amount has been included in accounts payable at March 31, 2003.

         While management believes in the event it receives FDA approval of the Hypo Pro that such approval may present additional and more established funding sources, no assurances can be given that management is correct in its belief or that the Company will sustain operations through such time.

         The U.S. Patent and Trademark Office has recently advised that it has rejected virtually all of the claims that were proffered in support of the Hypo-Pro potentially receiving patent protection. Counsel for the licensor of the Hypo-Pro has recently responded to such examiner requesting that the claims, as amended, be reconsidered. No assurances are given as to when a follow-on response from the U.S. Patent and Trademark Office may be received by such counsel, or if the U.S. Patent and Trademark Office will concur with any or all of such counsel's claims. In the event such agency does not so concur, meaningful patent protection may not be afforded to such product, which could in turn further adversely affect our ability to raise capital, negatively impact competitive advantages, if any, of such product and may materially adversely impact prospective sales and marketing of such product.

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

         We do not currently have any planned purchases or sales of plant and/or significant equipment within the next twelve month period. We expect that our research and development activities, if any, during such time period will focus primarily on additional versions of the Hypo- Pro. We do not currently expect any significant changes in the number of our employees during such period.

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

Critical Accounting Policies
----------------------------

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         L.A.W. Properties Coral Springs L.C. v. P.D.C. Innovative Industries, Inc., Circuit Court of the 17th Judicial Circuit in and for Broward County, Case No. 02-016659(09). A judgment was previously entered against the Company in the amount of approximately $228,000 for the alleged balance due under the terms of the lease agreement relating to its former leased facility located at 3701 NW 126th Avenue, Bay 5, Coral Springs, Florida 33065, including related litigation costs. The landlord of such facility is currently in possession of our construction levels, certain machinery, furniture and office equipment. We understand that such facility has recently been relet by such landlord at a lease rate comparable to that which we previously paid, and also understand, based upon our counsel's informal discussions with the management of such landlord, that such company would be willing to release such levels, machinery, furniture and equipment if paid approximately $20,000. We do not currently have funds to pay such amount. We do not believe, however, that such company's possession of such items is material to the Company or its present or future operations as we do not currently plan to manufacture any products ourselves and we have in our possession the schematic and design drawings for the Hypo-Pro and several prototypes.

         We are indebted to one of our vendors for services performed in the amount of $51,102. The balance is personally guaranteed by our President. The balance has been demanded in full by the vendor, however, no payments have been made through the date hereof.

Item 2.  Changes in Securities

         For the period January 1, 2003 through March 31, 2003, we sold the following securities pursuant to Section 4(2) under the Securities Act of 1933, as amended, based upon the limited number of offerees, their relationship to the Company, the number of shares offered in each offering, the size of the respective offerings, and the manner of each offering:

         In January 2003, we issued 5,000,000 shares of our restricted common stock to Desarrollo Corporativo Logonet De Costa Rica Sociedad Anonima for prior business and consulting services rendered; such shares were valued at December 31, 2002, the time at which we agreed to issue such shares, at $.043 per share.

          In February 2003, we issued 2,000,000 shares of our restricted common stock valued at $.022 per share to Sandra Sowers, the personal representative and sole beneficiary of the estate of David Sowers. Such shares were issued in connection with a January 2001 resolution of the Company's Board of Directors which authorized the issuance of an aggregate of 6,000,000 shares to David Sowers over a three year period in recognition of his contributions and services, and a board of directors resolution subsequent to such January 2001 resolution which authorized that such shares be instead issued to Sandra Sowers, the personal representative and sole beneficiary of Mr. Sowers' estate. A total of 4,000,000 shares have been issued to date.

         In March 2003, we sold 250,000 shares of our restricted common stock to an existing shareholder for $.008 per share and received proceeds of $2,000.

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

         10.3 Lease Agreement dated October 14, 2002 by and between P.D.C. and Coral Center (incorporated by reference to Exhibit 10.3 to P.D.C.'s Form 10-QSB filed with the Commission on November 19, 2002.

         10.4 Exclusive Patent Sub-License and Royalty Agreement dated November 21, 2002 by and between P.D.C., Medical Marketing Innovations, Inc., and Sandra Sowers, Personal Representative for the Estate of David Sowers (incorporated by reference to Exhibit 10.4 to P.D.C.'s Form 8-K filed with the Commission on November 25, 2002.

         10.5 Termination Agreement dated May 5, 2003 by and between P.D.C., Medical Marketing Innovations, Inc., Global Medical Marketing, Inc., and Sandra Sowers, Personal Representative for the Estate of David Sowers (incorporated by reference to Exhibit
                  10.5 to P.D.C.'s Form 10-KSB and Form 10-KSB/A filed with the Commission on May 21, 2003 and June 3, 2003, respectively.

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

         16.2 April 15, 2003 correspondence from Margolies, Fink & Wichrowski ("MFW") re: change in certifying accountant (incorporated by reference to Exhibit 16.1 to P.D.C.'s Form 8-K filed with the Commission on April 16, 2003.

         16.3 May 13, 2003 correspondence from MFW re: change in certifying accountant (incorporated by reference to Exhibit 16.1 to P.D.C.'s Form 8-K/A filed with the Commission on May 13, 2003.

         21.0     Mas Acquisition XIV Corp., an Indiana corporation

         (b)      Reports on Form 8-K

                  A Form 8-K was filed with the Commission on April 16, 2003 concerning the Company's decision to dismiss its then certifying accountant, MFW, and engage the services of Salberg & Company, P.A., as its new certifying accountant.

                  A Form 8-K/A was filed with the Commission on May 13, 2003 concerning the Company's decision to dismiss its then certifying accountant, MFW, and engage the services of Salberg & Company, P.A., as its new certifying accountant.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          P.D.C. INNOVATIVE INDUSTRIES, INC.
                                           (Registrant)


Date: June 17, 2003               By:  /s/ MICHAEL HILER
                                       ---------------------------------
                                      Michael Hiler
                                      Chief Executive Officer
                                      (Principal Executive Officer)


Date: June 17, 2003               By: /s/ SANDRA SOWERS
                                     -----------------------------------
                                    Sandra Sowers
                                    President (Principal Financial and
                                    Accounting Officer)

                                  CERTIFICATION


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



     Signature                            Title                        Date

/s/ MICHAEL HILER                Chief Executive Officer           June 17, 2003
-----------------                (Principal Executive Officer)
    Michael Hiler

                                  CERTIFICATION


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


    Signature                            Title                          Date

/s/ SANDRA SOWERS       President (Principal Financial and         June 17, 2003
-----------------       Accounting Officer)
    Sandra Sowers