Form 10QSB
period 2003-06-30
P D C INNOVATIVE INDUSTRIES INC
filed 2003-08-26
CIK 1093984

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[Mark One]

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2003

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

                    Issuer's telephone number: (954) 254-9064

             ______________________________________________________
                                (Former Address)


The number of shares outstanding of each of the issuer's classes of equity as of August 22, 2003: 118,846,071 shares of common stock, $.001 par value.

    Transitional Small Business Disclosure Format (Check One:) Yes [ ]  No [X}

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                      Condensed Consolidated Balance Sheet
                                 June 30, 2003
                                   (unaudited)

                                     ASSETS
Total Assets                                                        $        --
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Accounts payable                                                $   433,240
    Accrued expenses                                                     55,319
    Settlement payable                                                  559,443
    Note payable-stockholder                                             50,000
    Loan payable-officer                                                234,768
    Loan payable-other                                                    1,700
                                                                    -----------
TOTAL CURRENT LIABILITIES                                             1,334,470
                                                                    -----------

STOCKHOLDERS' DEFICIENCY
    Common stock, $0.001 par value; 125,000,000 shares
           authorized, 116,671,071 shares issued
          and outstanding                                               116,671
    Common stock issuable (2,175,000 shares at par value)                 2,175
    Additional paid in capital                                        6,843,906
    Deficit accumulated during the development stage                 (8,297,222)
                                                                    -----------

TOTAL STOCKHOLDERS' DEFICIENCY                                       (1,334,470)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $        --
                                                                    ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                P.D.C. INNOVTIVE INDUSTRIES, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended               Six Months Ended                 From
                                                              June 30,                        June 30,             September 7, 1994
                                                   ------------------------------    -----------------------------    (inception) to
                                                        2003             2002            2003             2002         June 30, 2003
                                                   -------------    -------------    -------------    -------------    -------------
Revenues                                         $          --    $          --    $          --    $          --    $          --
                                                 -------------    -------------    -------------    -------------    -------------

OPERATING EXPENSES

Compensation and related benefits                       14,461          176,337           94,627          271,385        1,876,966
Professional fees, consulting and commissions           60,740           68,650           95,740          529,418        1,005,765
Advertising, marketing and promotional costs                --              580               --          418,580          902,696
Bad debt expense                                            --               --               --               --            5,958
General and administrative                               1,568           10,368           18,010           31,166          967,834
Loss on impairment of property and equipment                --               --               --               --        1,017,549
Loss on impairment of patent                                --               --               --               --          472,118
Loss on impairment of investment                            --               --               --               --              100
Loss on writedown of inventory                              --          163,133               --          163,133          628,408
Materials, research and development, and tooling            --           29,460               --           70,963          212,099
Rent expense                                                --           16,854            3,400           33,708          255,739
Depreciation and amortization                               --           29,459               --           60,176          443,339
                                                 -------------    -------------    -------------    -------------    -------------

TOTAL OPERATING EXPENSES                                76,769          494,841          211,777        1,578,529        7,788,571
                                                 -------------    -------------    -------------    -------------    -------------

Loss from Operations                                   (76,769)        (494,841)        (211,777)      (1,578,529)      (7,788,571)
                                                 -------------    -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSES)

Interest income                                             --               --               --               --              452
Other income                                            15,582           15,582           15,582
Interest expense                                        (2,250)          (1,500)          (4,500)          (1,500)        (296,685)
Settlement expense                                          --               --               --               --         (228,000)
                                                 -------------    -------------    -------------    -------------    -------------

TOTAL OTHER INCOME (EXPENSE), NET                       13,332           (1,500)          11,082           (1,500)        (508,651)
                                                 -------------    -------------    -------------    -------------    -------------

NET LOSS                                         $     (63,437)   $    (496,341)   $    (200,695)   $  (1,580,029)   $  (8,297,222)
                                                 =============    =============    =============    =============    =============

NET LOSS PER SHARE - BASIC AND DILUTED           $       (0.00)   $       (0.00)   $       (0.00)   $       (0.02)   $       (0.26)
                                                 =============    =============    =============    =============    =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  DURING THE YEAR - BASIC AND DILUTED              117,006,285      101,810,192      115,444,552      100,132,176       32,465,367
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

                P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                              Six Months Ended    From September 7, 1994
                                                                                    June 30,          (Inception) to
                                                                              2003           2002      June 30, 2003
                                                                          -----------    -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                                     $   (24,688)   $  (229,624)   $(3,374,130)
                                                                          -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                               --             --     (1,380,560)
Acquisition of equipment                                                           --        (21,690)       (21,690)
Investment in Medial Marketing, Inc.                                               --             --           (100)
                                                                          -----------    -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                              --        (21,690)    (1,402,350)
                                                                          -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments to) loan payable, officer                            19,988             --        234,768
Proceeds from note payable                                                         --             --         50,000
Proceeds from stock issuance                                                    3,000             --      3,238,612
Proceeds from (repayments to) loan payable, other                               1,700             --          1,700
Proceeds from loans and convertible debenture                                      --        143,852      1,251,400
                                                                          -----------    -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      24,688        143,852      4,776,480
                                                                          -----------    -----------    -----------

Net Increase (Decrease) in Cash                                                    --       (107,462)            --

Cash at Beginning of Period                                                        --        110,150             --
                                                                          -----------    -----------    -----------

CASH AT END OF PERIOD                                                     $        --    $     2,688    $        --
                                                                          ===========    ===========    ===========

Supplemental disclosure of non-cash investing and financing activities:

     Issuance of common stock in exchange for services                    $        --    $ 1,800,000    $ 1,835,108
                                                                          ===========    ===========    ===========

     Issuance of common stock in exchange for patent
         licensing agreement                                              $        --    $        --    $   550,000
                                                                          ===========    ===========    ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

               P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                 -------------
                                   UNAUDITED

NOTE 1  BASIS OF PRESENTATION
-----------------------------

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

NOTE 2  RECENT ACCOUNTING PRONOUNCEMENTS
----------------------------------------

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

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the

               P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                 -------------
                                   UNAUDITED

guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material impact on the Company's financial position, results of operations, or liquidity.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which represents an interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements". ARB 51 requires that a Company's consolidated financial statements include subsidiaries in which the Company has a controlling financial interest. That requirement usually has been applied to subsidiaries in which the Company has a majority voting interest. However, the voting interest approach is not effective in identifying controlling financial interests in entities (referred to as " variable interest entities") that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. FIN 46 provides guidance on identifying variable interest entities and on assessing whether a Company's investment in a variable interest entity requires consolidation thereof. FIN 46 is effective immediately for investments made in variable interest entities after January 31, 2003 and it is effective in the first fiscal year or interim period beginning after June 15, 2003 for investments in variable interest entities made prior to February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company's financial position, results of operations, or liquidity.

NOTE 3  GOING CONCERN
---------------------

As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $200,695 and net cash used in operations of $24,688 for the six months ended June 30, 2003 and a working capital deficiency of $1,334,470, deficit accumulated during the development stage of $8,297,222 and a stockholders' deficiency of $1,334,470 at June 30, 2003. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. The Company has yet to generate an internal cash flow, and until the sales of its product begins, the Company is very dependent upon the debt and equity funding.

As a result of these factors, there exists substantial doubt about the Company's ability to continue as a going concern. Management of the Company continues to negotiate from time-to-time with various outside funding sources for additional funding necessary to complete FDA marketing clearance. To date, management has been able to raise the necessary capital to reach its current stage of product development. However, there is no assurance that once the development of the Hypo-Pro 2000 device may be completed and potentially gains FDA marketing clearance, that the Company will achieve a profitable level of operations.

               P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                 -------------
                                   UNAUDITED

NOTE 4  LOANS PAYABLE
--------------------

(A) LOAN PAYABLE, OTHER
    -------------------

In January 2003, the Company received working capital funds of $1,700. The loan was non-interest bearing, due on demand and unsecured.

(B) LOAN PAYABLE, OFFICER
    ---------------------

During the quarter ended June 30, 2003, the Company continued to receive operating capital from its President. The proceeds were obtained from direct sales of registered publicly traded stock of the Company. During the quarter ended June 30, 2003, the Company received $2,148 in additional proceeds. At June 30, 2003, the Company owes $234,768 to its President. The loans are non-interest bearing, unsecured and due on demand. (See Note 5)

NOTE 5  RELATED PARTY TRANSACTIONS
----------------------------------

During the quarter ended June 30, 2003, the Company received proceeds of $2,148 in operating capital from its President (see Note 4(B)). This funding from the President represents a concentration of the Company's total debt financing received during the quarter ended June 30, 2003.

NOTE 6  STOCKHOLDERS' DEFICIENCY
--------------------------------

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

On February 21, 2003, pursuant to the Company's prior agreement to issue over a three year period 6,000,000 shares of its common stock to its deceased founder and former Chief Executive Officer for services rendered of which 2,000,000 were previously issued in 2002, the Company issued 2,000,000 shares of common stock as compensation to its current President in her capacity as the sole beneficiary of the estate of such person. The fair value of the common stock issued is based on the quoted trading price of the common stock at the date of issuance, which aggregated $44,000 or $.022 per share.

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

               P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                 -------------
                                   UNAUDITED

On March 24, 2003, the Company sold 250,000 shares of its common stock for $.008 per share and received proceeds of $2,000. These shares are included in issuable at June 30, 2003.

On May 29, 2003, the Company sold 125,000 shares of its common stock for $.008 per share and received proceeds of $1,000. The 125,000 shares remain issuable at June 30, 2003.

On June 19, 2003, the Company issued 2,000,000 shares of its common stock for services. Of the total shares issued, 200,000 shares were issued as compensation to employees, 300,000 shares were issued for consulting fees and 1,500,000 shares were issued for legal fees. The fair value of the common stock issued is based on the quoted trading market price of the common stock at the date of issuance, which aggregated $20,000 or $.01 per share.

NOTE 7  RECLASSIFICATION
-----------------------

Certain amounts in the year 2002 consolidated financial statements have been reclassified to conform to the year 2003 presentation.

NOTE 8  TERMINATION AGREEMENT
-----------------------------

In May 2003, the Company entered into a termination agreement with Medical Marketing Innovations, Inc. ("MMI"), and its parent, Global Medical Marketing, Inc. ("Global") and the Company's current President in her capacity as personal representative of the estate of the Company's founder and former Chief Executive Officer. The Company had previously entered into an exclusive patent sublicense and royalty agreement dated November 21, 2002 with MMI and the Company's current President in her capacity as personal representative of the estate of the Company's founder and former Chief Executive Officer. Under the terms of the termination, MMI shall be afforded the opportunity on a non-exclusive basis to sell and market the Hypo-pro 2000. As consideration for Global agreeing to cause MMI to terminate the agreement and relinquish its exclusive rights, the Company transferred 10,000,000 shares of Global common stock previously received for the Company's $100 investment back to Global. The Company had written off this investment at December 31, 2002 as an impairment loss.

NOTE 9  SUBSEQUENT EVENTS
-------------------------

During July and August 2003, the Company sold 500,000 shares of its common stock for $.006 per share and received proceeds of $3,000. The 500,000 shares remain issuable.

During July and August 2003, the Company sold 833,333 shares of its common stock for $.003 per share and received proceeds of $2,500. The 833,333 shares remain issuable.

During July and August 2003, the Company sold 333,333 shares of its common stock for $.003 per share and received proceeds of $1,000. The 333,333 shares remain issuable.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements
--------------------------

         This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward- looking statements involve known and unknown risks and uncertainties and other factors, which may cause our actual results to be materially different from historical statements. Factors that might cause such a difference include, without limitation: uncertainty of the Company's continued operations and of its ability to meet capital needs in the event the previously publicly announced planned merger with Ragin' Ribs International, Inc. is not consummated; no assurances that such merger, if effected, will prove successful or of benefit to the Company's shareholders; going concern considerations; continuing losses; need for additional capital; uncertainty of revenues and of future profitability; if merger is not consummated: reliance upon one or more third parties to manufacture, market and sell our medical device product, the Hypo-Pro 2000 ("Hypo-Pro"); dependence on market acceptance; economic uncertainty; uncertainty of patent approval of Hypo-Pro or of ability to protect any patents and proprietary technology and information; competition, and as further set forth in our Form 10-KSB and Form 10-KSB/A for the year ending December 31, 2002 under the heading "Factors That May Effect Future Operating Results", in our press releases and other reports filed with the Securities and Exchange Commission ("SEC" or the "Commission") and verbal statements that may be made by our officers, directors or employees acting on our behalf. In addition to statements which explicitly describe such risks and uncertainties, statements with the terms "believes," "belief," "expects," "plans," "anticipates" and similar statements should be considered uncertain and forward-looking. All cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they may appear. We undertake no obligation to update any such forward-looking statements.

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

         On July 29, 2003, we announced that we had entered into a non-binding letter of intent ("Letter of Intent") with Ragin' Ribs International, Inc. ("RRI"), a private food service franchising company based in Tampa, Florida to effect a merger or other business combination (collectively the "Merger") with such company.

         The Letter of Intent provides, among other things, for the Company, prior to or concurrent with the consummation of the Merger, to effect a reverse split of its common stock of 1:20, to increase the authorized number of shares of common stock from 125,000,000 to 250,000,000, and to authorize 25,000,000 shares of preferred stock. The Letter of Intent also provides, among other things, for the purchase of our President's approximately 45,000,000 shares (2,250,000 shares post-split) for $110,000 payable in the form of a non-interest bearing promissory note payable over two years, with such shares to be held in escrow pending the full payment for such shares, for certain indemnification provisions applicable to the Company's current management, and the resignation of the Company's current management at closing, which will be on a mutually agreed upon date.

         Post Merger, it is anticipated that the Company's current shareholders will own approximately 3,750,000 shares (not including the 2,250,000 shares subject to the above-described escrow provision) and RRI shareholders will own approximately 44,000,000 shares of the surviving entity.

         In addition to the foregoing, the Letter of Intent provides for a 30 day due diligence period by RRI and the Company and the execution of definitive agreements and related documents satisfactory to both parties. No assurances are given that a transaction will be consummated.

         In the event the Merger is consummated, we do not plan to further pursue our health field related product, the Hypo-Pro 2000 ("Hypo-Pro") (formerly Sterile-Pro 2000), which is a patent- pending device designed to dispose of contaminated hypodermic syringes after patient use.

         In the event the Merger is not consummated, we will require substantial additional capital to further develop the Hypo-Pro and bring it to market, the availability of which no assurances are given. In the event the Merger is not consummated, absent our receipt promptly thereafter of capital from one or more sources to maintain our already minimal current level of operations or to expand our level of operations so as to allow for the further development of the Hypo-Pro, we may have no alternative but to cease operations.

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

         The U.S. Patent and Trademark Office previously advised that it has rejected virtually all of the claims that were proffered in support of the Hypo-Pro potentially receiving patent protection. Counsel for the licensor of the Hypo-Pro has responded to such examiner requesting that the claims, as amended, be reconsidered. No assurances are given as to when a follow-on response from the U.S. Patent and Trademark Office may be received by such counsel, or if the U.S. Patent and Trademark Office will concur with any or all of such counsel's claims. In the event such agency does not so concur, meaningful patent protection may not be afforded to such product, which could in turn further adversely affect our ability to raise capital, negatively impact competitive advantages, if any, of such product, and may materially adversely impact prospective sales and marketing of such product.

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

         In the event we are unable to obtain equity and/or debt financing or are unable to obtain such financing on terms and conditions acceptable to us, we may need to further curtail our already extremely limited operations or cease our operations shortly.

         We have also previously developed, manufactured and inventoried various types of construction levels. However, neither such levels or certain machinery, furniture and office equipment, is currently available to us as such inventory, machinery, furniture and equipment are in the possession of the landlord of a former leased facility. See PART II . OTHER INFORMATION, Item 1. Legal Proceedings. As such, during 2002, we recorded an impairment loss of $1,017,549 relating to property and equipment that we owned that was inaccessible and an impairment loss of $472,118 related to patents. During 2002, we also recorded a loss on write-down of inventory of $263,133. Specifically, we have been locked out of our leased facility and, therefore, have no access to, and are unable to sell our inventory. The Hypo-Pro constitutes our only potentially viable product. We have five prototypes of such product in our possession as well as the schematic and design drawings for such product. However, as discussed above, substantial additional capital would be required to further develop such product and to potentially bring it to market. We do not currently have such capital or any commitments for such capital, and no assurances of any sort are given that such capital will be obtained if the Merger is not consummated.

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

         As we have only recently entered into the above-described termination agreement and are currently pursuing the Merger, we have not had the opportunity to discuss the potential manufacture, sale and marketing of the Hypo-Pro with any other third parties. We will be materially reliant upon entering into agreements with one or more third parties to manufacture, market and sell the Hypo- Pro, if such product ever becomes commercially viable. In the event the Merger is not consummated, no assurances are given that such product will ever become commercially viable, that we will ever enter into any agreements with third-parties to manufacture, market and sell the Hypo- Pro or that the efforts of any third-parties concerning such matters, if undertaken, will be successful.


         We have incurred net losses applicable to common shareholders since inception through June 30, 2003 of approximately $8,297,222. As we cannot assure that the Merger will be consummated, and in view of our continuing severe liquidity constraints which have prohibited us and continue to prohibit us from engaging in further laboratory testing of the Hypo-Pro, commencing the FDA approval process, obtaining FDA approval and developing a commercially viable product, we cannot at this time anticipate when losses from operations may end. There can be no assurances such product will ever achieve market acceptance, or that sufficient revenues will be generated from its sales, if any, to allow us to operate successfully.

Results of Operations
---------------------

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30,
2002

         We have not had any revenues from operations for the three months ended June 30, 2003 or June 30, 2002. For the reasons discussed below, we incurred a loss from operations of $(76,769) for the three months ended June 30, 2003 as compared to a loss from operations of $(494,841) for the three months ended June 30, 2002.

         Compensation and related benefits during the three months ended June 30, 2003 decreased $161,876 to a total of $14,461 from $176,337 for the three months ended June 30, 2002 primarily due to a reduction in staff and our current staff receiving substantially reduced compensation with no accruals.

         Professional fees, consulting and commissions during the three months ended June 30, 2003 were $60,740, representing a decrease of $7,910 from the $68,650 incurred during the three months ended June 30, 2002. The decrease is a result of reduced expenditures for such matters.

         We did not have any advertising, marketing and promotional costs for the three months ended June 30, 2003, compared to $580 for the three months ended June 30, 2002. Such decrease is a result of the discontinuance of advertising, marketing and promotional expenditures during such time period due to not having any products to advertise, market or promote.

         General and administrative expenses during the three months ended June 30, 2003 were $1,568 representing a decrease of $8,800 from $10,368 for the three months ended June 30, 2002. The decrease in these costs is attributable primarily to our decreased level of operations during such time period.

         We did not have any materials, research and development, and tooling costs for the three months ended June 30, 2003, compared to $29,460 for the three months ended June 30, 2002. Such reduction in these costs is attributable to our discontinuation of such activities due to our severe liquidity constraints.

         Rent expense decreased 16,854 during the three months ended June 30, 2003 to $0 from $16,854 during the three months ended June 30, 2002 due to the informal termination of our most recent leased facilities agreement.

         Depreciation and amortization expenses decreased $29,459 to $0 during the three months ended June 30, 2003. This decrease is a result of our no longer utilizing our assets.

         Interest expense increased to $2,250 for the three months ended June 30, 2003 from $1,500 for the three months ended June 30, 2002. This increase relates to interest on a note payable to a stockholder. Other income of $15,582 in the three months ended June 30, 2003 represents a reimbursement from a service provider. There was no other income in the prior comparative period.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

         We have not had any revenues from operations for the six months ended June 30, 2003 or June 30, 2002. For the reasons discussed below, we incurred a loss from operations of $(211,777) for the six months ended June 30, 2003 as compared to a loss from operations of $(1,578,529) for the six months ended June 30, 2002.

         Compensation and related benefits during the six months ended June 30, 2003 decreased $176,758 to a total of $94,627 from $271,385 for the six months ended June 30, 2002 primarily due to a reduction in staff and our current staff receiving substantially reduced compensation with no accruals.

         Professional fees, consulting and commissions during the six months ended June 30, 2003 were $95,740, representing a decrease of $433,678 from the $529,418 incurred during the six months ended June 30, 2002. The decrease is a result of reduced expenditures for such matters.

         We did not have any advertising, marketing and promotional costs for the six months ended June 30, 2003, compared to $418,580 for the six months ended June 30, 2002. Such decrease is a result of the discontinuance of advertising, marketing and promotional expenditures during such time period due to not having any products to advertise, market or promote.

         General and administrative expenses during the six months ended June 30, 2003 were $18,010 representing a decrease of $13,156 from $31,166 for the six months ended June 30, 2002. The decrease in these costs is attributable primarily to our decreased level of operations during such time period.

         We did not have any materials, research and development, and tooling costs for the six months ended June 30, 2003, compared to $70,963 for the six months ended June 30, 2002. Such reduction in these costs is attributable to our discontinuation of such activities due to our severe liquidity constraints.

         Rent expense decreased approximately $30,308 during the six months ended June 30, 2003 to $3,400 from $33,708 during the six months ended June 30, 2002 due to the informal termination of our most recent leased facilities agreement.

         Depreciation and amortization expenses decreased $60,176 to $0 during the six months ended June 30, 2003. This decrease is a result of our no longer utilizing our assets.

         Interest expense increased to $4,500 for the six months ended June 30, 2003 from $1,500 for the six months June 30, 2002. This increase relates to interest on a note payable to a stockholder. Other income of $15,582 in the three months ended June 30, 2003 represents a reimbursement from a service provider. There was no other income in the prior comparative period.

Balance Sheet Data
------------------

         We have financed our operations since inception by the issuance of equity and debt securities with aggregate net proceeds of approximately $4,541,712 and through loan transactions with our President in the aggregate net amount of $234,768 from inception through June 30, 2003.

         Our combined cash and cash equivalents totaled $0 at June 30, 2003. This is a decrease of $2,688 from $2,688 for the three months ended June 30, 2002. We are not certain when, if ever, we may generate a positive internal cash flow due to continued expenditures, working capital needs, and ongoing losses, including the expected costs associated with seeking to obtain FDA approval.

Plan of Operations
------------------

         In the event the Merger is not consummated, during approximately the next twelve months, assuming receipt of required capital of approximately $250,000 - $350,000, of which no assurances are given, we plan to engage in additional laboratory testing and to seek to obtain FDA approval for the Hypo-Pro. In the event we obtain FDA approval, of which no assurances are given, we currently plan to seek one or more strategic partners to assist in and fund the manufacture, marketing and sale of the Hypo-Pro. No assurances are given that we will be successful in such efforts. To a substantially lesser extent, we also plan to pursue additional sales and marketing efforts for our construction level products if we obtain access to them from our prior landlord.

         In the event the Merger is not consummated, we will also consider pursuing discussions with one or more third parties who may have an interest in effecting a merger and/or other transaction with P.D.C. We have not yet formulated any specific criteria for any such third party transaction, other than that any such third party have ongoing business operations. Except for RRI, we have not had any discussions with any third parties and no assurances are given that such discussions will be held, or that such discussions, if held, will lead to any definitive agreement or transaction being effected.

         We are currently a development stage company and in the event the Merger is not consummated, our continued existence is materially dependent upon our ability to resolve our liquidity problems, principally by obtaining additional equity and/or debt financing and by commencing product sales of our primary product, the Hypo-Pro. We have yet to generate an internal cash flow, and until sales of such product lines may commence, if ever, we are totally dependent upon equity and/or debt financing and loans from shareholders and/or others. We continue to have informal discussions from time to time with prospective funding sources, including existing shareholders and others; however, we do not currently have any firm or informal commitments or understandings for financing.

         Our present monthly cash outlay is nominal due to the Company's inactivity. Due to our continued severe liquidity constraints, in approximately mid-April 2003, we relocated our corporate office to our President's residence. Such facility is provided on a rent free basis. In view of our current liquidity constraints and the fact that we do not currently plan to manufacture any products, we believe that this facility is adequate for our current and reasonably foreseeable future needs. Prior thereto, our corporate and manufacturing facility was located at 3838 NW 126th Avenue, Corporate Park, Coral Springs, FL 33065. Such facility was subject to a base rent, excluding sales tax and other charges of $1,700 per month, with an annual cost of living adjustment over the term of the lease. The lease agreement was to expire in November 2004. The landlord of such facility informally agreed to retain previously pre-paid first and last months rent as well as a security deposit equal to a month's rent, and to allow the Company to vacate such premises without any further liability to the Company.

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

         At June 30, 2003, and presently, we have a working capital deficiency of approximately $1,334,470. As of June 30, 2003, our President, Mrs. Sowers, has made loans to the Company for working capital purposes aggregating approximately $234,768 (including $2,148 advanced during the quarter ended June 30, 2003), which loans are unsecured, payable on demand and without interest. No assurances are given that management will continue to effect loans to the Company, nor is any member of management obligated to do so.

         We are currently unable to pay federal and state payroll taxes of approximately $24,000 which are past due and owing.

         We are indebted to one of our vendors for services performed in the amount of $51,102. The balance is personally guaranteed by our President. The balance has been demanded in full by the vendor, however, no payment has been made as of June 30, 2003 or subsequent thereto through the date hereof. The entire amount has been included in accounts payable at June 30, 2003.

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

         We are not certain when, if ever, we may generate a positive internal cash flow due to the uncertainty of the consummation of the Merger, and if the Merger is not consummated, continued expenditures, working capital needs, and ongoing losses, including the expected costs associated with seeking to obtain FDA approval. The continued weakened U.S. economy and the compounded effect from the September 11th terrorist attack and recent subsequent events related to such attack make it difficult to assess our sales prospects with any certainty.

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

Item 3.  Controls and Procedures

         As of June 30, 2003, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures are effective as of June 30, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of such evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

         It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         L.A.W. Properties Coral Springs L.C. v. P.D.C. Innovative Industries, Inc., Circuit Court of the 17th Judicial Circuit in and for Broward County, Case No. 02-016659(09). A judgment was previously entered against the Company in the amount of approximately $228,000 for the alleged balance due under the terms of the lease agreement relating to its former leased facility located at 3701 NW 126th Avenue, Bay 5, Coral Springs, Florida 33065, including related litigation costs. The landlord of such facility is currently in possession of our construction levels, certain machinery, furniture and office equipment. We understand that such facility has recently been relet by such landlord at a lease rate comparable to that which we previously paid, and also understand, based upon our counsel's informal discussions with the management of such landlord, that such company would be willing to release such levels, machinery, furniture and equipment if paid approximately $20,000. We do not currently have funds to pay such amount. We do not believe, however, that such company's possession of such items is material to the Company or its present or future operations. If the Merger is consummated, we do not plan to manufacture or sell the Hypo-Pro directly or indirectly. If the Merger is not consummated, we do not currently plan to manufacture any products ourselves and we have in our possession the schematic and design drawings for the Hypo-Pro and several prototypes.

         We are indebted to one of our vendors for services performed in the amount of $51,102. The balance is personally guaranteed by our President. The balance has been demanded in full by the vendor, however, no payments have been made through the date hereof.

Item 2.  Changes in Securities

         For the period April 1, 2003 through June 30, 2003, we sold the following securities pursuant to Section 4(2) under the Securities Act of 1933, as amended, based upon the limited number of offerees, their relationship to the Company, the number of shares offered in each offering, the size of the respective offerings, and the manner of each offering:

         In May 2003, we sold 125,000 shares of our restricted common stock to an existing shareholder for $.008 per share and received proceeds of $1,000.

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

                  21.0     Mas Acquisition XIV Corp., an Indiana corporation

                  31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



         (b) Reports on Form 8-K

                  A Form 8-K was filed with the Commission on July 11, 2003 announcing the Company's preliminary merger discussions with RRI.

                  A Form 8-K was filed with the Commission on July 29, 2003 announcing the Company's execution of a non-binding letter of intent with RRI.

                  A Form 8-K was filed with the Commission on April 16, 2003 concerning the Company's decision to dismiss its then certifying accountant, Margolies, Fink and Wichrowski ("MFW"), and to engage the services of Salberg & Company, P.A. ("SC") as its new certifying accountant

                  A Form 8-K/A was filed with the Commission on May 13, 2003 concerning the Company's decision to dismiss its then certifying accountant, MFW, and engage the services of SC as its new certifying accountant.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        P.D.C. INNOVATIVE INDUSTRIES, INC.
                                                   (Registrant)


Date: August 25, 2003                   By: /s/ Michael Hiler
                                            ----------------------------------
                                            Michael Hiler
                                            Chief Executive Officer (Principal
                                            Executive  Officer)


Date: August 25, 2003                    By: /s/ Sandra Sowers
                                            ----------------------------------
                                             Sandra Sowers
                                             President (Principal Financial and
                                             Accounting Officer)