Form 10QSB
period 2003-09-30
P D C INNOVATIVE INDUSTRIES INC
filed 2003-12-18
CIK 1093984

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2003

 [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the transition period from _______ to ________

Commission file number 0-27157

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
        (Exact name of small business issuer as specified in its charter)


          Nevada                                         65-0789306
(State or other jurisdiction of            (I.R.S. Employer Identification. No.)
incorporation or organization)

4411 NW 105th Terrace, Coral Springs, Florida                          33065
  (Address of principal executive offices)                           (Zip Code)


                    Issuer's telephone number: (954) 254-9064

              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of equity as of December 18, 2003: 122,804,420 shares of common stock, $.001 par value.

    Transitional Small Business Disclosure Format (Check One:) Yes [ ] No [X]

PART I.           FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheet
                  (Unaudited) as of September 30, 2003

                  Condensed Consolidated Statements of Operations
                  (Unaudited) for the three and nine months ended
                  September 30, 2003 and 2002

                  Condensed Consolidated Statements of Cash Flows
                  (Unaudited) for the nine months ended
                  September 30, 2003 and 2002

                  Notes to Condensed Consolidated Financial Statements

                P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                ASSETS
TOTAL ASSETS                                                                $        --
                                                                            ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Cash Overdraft                                                          $       279
    Accounts payable                                                            433,240
    Accrued expenses                                                             60,293
    Settlement payable                                                          559,443
    Note payable-stockholder                                                     50,000
    Loan payable-officer                                                        243,309
    Loan payable-other                                                            1,700

                                                                            -----------
TOTAL CURRENT LIABILITIES                                                     1,348,264
                                                                            -----------

STOCKHOLDERS' DEFICIENCY
    Preferred stock, $0.001 par value; 10,000,000 shares
           authorized, none issued and outstanding                                   --
    Common stock, $0.001 par value; 200,000,000 shares
           authorized, 5,933,554 shares issued and outstanding                    5,934
    Common stock issuable (206,667 shares at par value)                             207
    Additional paid in capital                                                6,985,110
    Deficit accumulated during the development stage                         (8,339,515)
                                                                            -----------

TOTAL STOCKHOLDERS' DEFICIENCY                                               (1,348,264)
                                                                            -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                              $        --
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

                P.D.C. INNOVTIVE INDUSTRIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended          Nine Months Ended
                                                          September 30,                September 30,        From September 7, 1994
                                                   --------------------------    --------------------------    (inception) to
                                                       2003           2002           2003          2002      September 30, 2003
                                                   -----------    -----------    -----------    -----------  ------------------

REVENUES                                           $        --    $        --    $        --    $        --    $        --
                                                   -----------    -----------    -----------    -----------    -----------
OPERATING EXPENSES

Compensation and related benefits                       20,618         66,101        115,245        337,486      1,897,584
Professional fees, consulting and commissions           18,000         99,897        113,740        629,315      1,023,765
Advertising, marketing and promotional costs                --             --             --        418,580        902,696
Bad debt expense                                            --             --             --             --          5,958
General and administrative                               1,425         34,328         19,435         65,494        969,259
Loss on impairment of property and equipment                --        933,502             --        933,502      1,017,549
Loss on impairment of patent                                --             --             --             --        472,118
Loss on impairment of investment                            --             --             --             --            100
Loss on writedown of inventory                              --             --             --        163,133        628,408
Materials, research and development, and tooling            --          5,490             --         76,453        212,099
Rent expense                                                --         16,854          3,400         50,562        255,739
Depreciation and amortization                               --         20,000             --         80,176        443,339
                                                   -----------    -----------    -----------    -----------    -----------

TOTAL OPERATING EXPENSES                                40,043      1,176,172        251,820      2,754,701      7,828,614
                                                   -----------    -----------    -----------    -----------    -----------

Loss from Operations                                   (40,043)    (1,176,172)      (251,820)    (2,754,701)    (7,828,614)
                                                   -----------    -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSES)

Interest income                                             --             --             --             --            452
Other income                                                --             --         15,582             --         15,582
Interest expense                                        (2,250)            --         (6,750)        (1,500)      (298,935)
Settlement expense                                          --             --             --             --       (228,000)
                                                   -----------    -----------    -----------    -----------    -----------

TOTAL OTHER INCOME (EXPENSE), NET                       (2,250)            --          8,832         (1,500)      (510,901)
                                                   -----------    -----------    -----------    -----------    -----------

NET LOSS                                           $   (42,293)   $(1,176,172)   $  (242,988)   $(2,756,201)    (8,339,515)
                                                   ===========    ===========    ===========    ===========    ===========

NET LOSS PER SHARE - BASIC AND DILUTED             $     (0.01)   $     (0.23)   $     (0.04)   $     (0.54)   $     (4.78)
                                                   ===========    ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  DURING THE YEAR - BASIC AND DILUTED                6,027,630      5,166,011      5,863,059      5,080,326      1,745,686
                                                   ===========    ===========    ===========    ===========    ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Nine Months Ended     From September 7, 1994
                                                                                 September 30,         (Inception) to
                                                                             2003           2002      September 30, 2003
                                                                          -----------    -----------  -------------------
NET CASH USED IN OPERATING ACTIVITIES                                     $   (42,008)   $  (262,028)   $(3,391,450)
                                                                          -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                               --             --     (1,380,560)
Acquisition of equipment                                                           --        (21,690)       (21,690)
Investment in Medial Marketing, Inc.                                               --             --           (100)
                                                                          -----------    -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                              --        (21,690)    (1,402,350)
                                                                          -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Overdraft                                                                    279             --            279
Proceeds from loan payable, officer                                            28,529             --        243,309
Proceeds from note payable                                                         --             --         50,000
Proceeds from stock issuance                                                   11,500             --      3,247,112
Proceeds from loan payable, other                                               1,700             --          1,700
Proceeds from loans and convertible debenture                                      --        174,859      1,251,400
                                                                          -----------    -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      42,008        174,859      4,793,800
                                                                          -----------    -----------    -----------

Net Decrease in Cash                                                               --       (108,859)            --

Cash at Beginning of Period                                                        --        110,150             --
                                                                          -----------    -----------    -----------

CASH AT END OF PERIOD                                                     $        --    $     1,291    $        --
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

                P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                               ------------------
                                   (UNAUDITED)

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

For further information, refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2002 included in the Company's Form 10-KSB/A.

NOTE 2  RECENT ACCOUNTING PRONOUNCEMENTS
----------------------------------------

In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149") which provides for certain changes in the accounting treatment of derivative contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company's condensed consolidated financial position, results of operations or liquidity.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's condensed consolidated financial position, results of operations or liquidity.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the

                P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                               ------------------
                                   (UNAUDITED)

guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial position, results of operations, or liquidity.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which represents an interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements". ARB 51 requires that a Company's consolidated financial statements include subsidiaries in which the Company has a controlling financial interest. That requirement usually has been applied to subsidiaries in which the Company has a majority voting interest. However, the voting interest approach is not effective in identifying controlling financial interests in entities (referred to as " variable interest entities") that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. FIN 46 provides guidance on identifying variable interest entities and on assessing whether a Company's investment in a variable interest entity requires consolidation thereof. FIN 46 is effective immediately for investments made in variable interest entities after January 31, 2003 and it is effective in the first fiscal year or interim period beginning after June 15, 2003 for investments in variable interest entities made prior to February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial position, results of operations, or liquidity.

NOTE 3  GOING CONCERN
---------------------

As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $242,988 and net cash used in operations of $42,008 for the nine months ended September 30, 2003 and a working capital deficiency of $1,348,264, deficit accumulated during the development stage of $8,339,515 and a stockholders' deficiency of $1,348,264 at September 30, 2003. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. The Company does not presently intend to continue development and marketing of its product and has been seeking to effect a merger or other business combination. As a result of these factors, there exists substantial doubt about the Company's ability to continue as a going concern.

NOTE 4 LOANS PAYABLE
--------------------

(A) LOAN PAYABLE, OFFICER

During the three and nine months ended September 30, 2003, the Company continued to receive operating capital from its President. The proceeds were obtained from the President through direct sales of her registered, publicly traded stock of the Company. During the three and nine months ended September 30, 2003, the Company received $8,541 and $28,529, respectively, in additional proceeds. At September 30, 2003, the Company owes $243,309 to its President. The loans are non-interest bearing, unsecured and due on demand.
(See Note 5)

                P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                               ------------------
                                   (UNAUDITED)

(B) LOAN PAYABLE, OTHER

In January 2003, the Company received working capital funds of $1,700. The loan was non-interest bearing, due on demand and unsecured.

NOTE 5 RELATED PARTY TRANSACTIONS
---------------------------------

During the three and nine months ended September 30, 2003, the Company received proceeds of $8,541 and $28,529 in operating capital from its President (see Note 4(A)). This funding from the President represents a concentration of the Company's total debt financing received during the nine months ended September 30, 2003.

NOTE 6  STOCKHOLDERS' DEFICIENCY
--------------------------------

(A) COMMON STOCK ISSUANCES

On January 17, 2003, the Company issued 55,000 shares of its common stock for services. Of the total shares issued, 20,000 shares were issued as compensation to employees and 35,000 shares were issued for legal fees. The fair value of the common stock issued is based on the quoted trading price of the common stock at the date of issuance, which aggregated $33,000 or $0.60 per share.

On January 23, 2003, 250,000 shares of common stock previously classified as issuable were issued.

On February 21, 2003, pursuant to the Company's prior agreement to issue over a three year period 300,000 shares of its common stock to its deceased founder and former Chief Executive Officer for services rendered of which 100,000 were previously issued in 2002, the Company issued 100,000 shares of common stock as compensation to its current President in her capacity as the sole beneficiary of the estate of such person. The fair value of the common stock issued is based on the quoted trading price of the common stock at the date of issuance, which aggregated $44,000 or $0.44 per share.

On March 14, 2003, the Company issued 60,000 shares of its common stock for services. Of the total shares issued, 15,000 shares were issued as compensation to employees, 15,000 shares were issued for consulting fees and 30,000 shares were issued for legal fees. The fair value of the common stock issued is based on the quoted trading price of the common stock at the date of issuance, which aggregated $18,000 or $0.30 per share.

On June 19, 2003, the Company issued 100,000 shares of its common stock for services. Of the total shares issued, 10,000 shares were issued as compensation to employees, 15,000 shares were issued for consulting fees and 75,000 shares were issued for legal fees. The fair value of the common stock issued is based on the quoted trading market price of the common stock at the date of issuance, which aggregated $20,000 or $0.20 per share.

                P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                               ------------------
                                   (UNAUDITED)

On September 5, 2003, the Company issued 100,000 shares of its common stock for services. Of the total shares issued, 20,000 shares were issued as compensation to employees, 15,000 shares were issued for consulting fees and 65,000 shares were issued for legal fees. The fair value of the common stock issued is based on the quoted trading market price of the common stock at the date of issuance, which aggregated $20,000 or $0.20 per share.

(B) COMMON STOCK ISSUABLE

On March 24, 2003, the Company sold 12,500 shares of its common stock for $0.16 per share and received proceeds of $2,000. These shares remain issuable at September 30, 2003.

On May 29, 2003, the Company sold 6,250 shares of its common stock for $0.16 per share and received proceeds of $1,000. The 6,250 shares remain issuable at September 30, 2003.

During July, August and September 2003, the Company sold 97,917 shares of its common stock for $.087 per share and received proceeds of $8,500. The 97,917 shares remain issuable at September 30, 2003.

(C) CORPORATE MATTERS

On December 2, 2003, the Company's Board of Directors adopted a resolution to authorize 210,000,000 shares of $0.001 par value stock. Of the total, 200,000,000 was designated as common stock and 10,000,000 was designated as preferred stock. The Company has not yet filed the amended Articles of Incorporation with the State of Nevada.

On December 2, 2003, the Company's Board of Directors adopted a resolution to effect a 1 for 20 reverse common stock split. The Company anticipates that the split will be effective within thirty days from the adopted resolution. All share and per share information in the accompanying condensed consolidated financial statements has been retroactively restated to reflect the reverse split.

NOTE 7 RECLASSIFICATION
-----------------------

Certain amounts in the year 2002 consolidated financial statements have been reclassified to conform to the year 2003 presentation.

NOTE 8 TERMINATION AGREEMENT
----------------------------

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

Item 2.           Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

         This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward- looking statements involve known and unknown risks and uncertainties and other factors, which may cause our actual results to be materially different from historical statements. Factors that might cause such a difference include, without limitation, uncertainty of the Company's continued operations and of its ability to meet capital needs in the event the previously publicly announced possible merger with Ragin' Ribs International, Inc. is not consummated; no assurances that such merger, if effected, will prove successful or of benefit to the Company's shareholders; going concern considerations; continuing losses; need for additional capital; uncertainty of revenues and of future profitability; if merger is not consummated: reliance upon one or more third parties to manufacture, market and sell our medical device product, the Hypo-Pro 2000 ("Hypo-Pro"); dependence on market acceptance; economic uncertainty; uncertainty of patent approval of Hypo-Pro or of ability to protect any patents and proprietary technology and information; competition, and as further set forth in our Form 10-KSB and Form 10-KSB/A for the year ending December 31, 2002 under the heading "Factors That May Effect Future Operating Results," in our press releases and other reports filed with the Securities and Exchange Commission ("SEC" or the "Commission") and verbal statements that may be made by our officers, directors or employees acting on our behalf. In addition to statements which explicitly describe such risks and uncertainties, statements with the terms "believes," "belief," "expects," "plans," "anticipates" and similar statements should be considered uncertain and forward-looking. All cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they may appear. We undertake no obligation to update any such forward-looking statements.

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

         On July 29, 2003, we announced that we had entered into a non-binding letter ("Letter") with Ragin' Ribs International, Inc. ("RRI"), a private food service franchising company based in Tampa, Florida to effect a merger or other business combination (collectively the "Merger") with such company.

         The Letter provides, among other things, for the Company, prior to or concurrent with the consummation of the Merger, to effect a reverse split of its common stock of 1:20, to increase the authorized number of shares of common stock from 125,000,000 to 250,000,000, and to authorize 25,000,000 shares of preferred stock. The Letter also provides, among other things, for the purchase of our President's approximately 45,000,000 shares (2,250,000 shares post-split) for $110,000 payable in the form of a non-interest bearing promissory note payable over two years, with such shares to be held in escrow pending the full payment for such shares, for certain indemnification provisions applicable to the Company's current management, and the resignation of the Company's current management at closing, which will be on a mutually agreed upon date.

         Post Merger, assuming the Merger is consummated, of which no assurances are given, it is anticipated that the Company's current shareholders will own approximately 3,750,000 post-split shares (not including the 2,250,000 post-split shares subject to the above-described escrow provision) and RRI shareholders will own approximately 44,000,000 post-split shares of the surviving entity.

         The Letter provided for a 30 day due diligence which due diligence period expired August 28, 2003; however, on September 5, 2003, the parties informally agreed to indefinitely extend the due diligence period. The Letter is non-binding and no assurances are given that a transaction will be consummated.

         In view of our current capital structure (we currently have issued and outstanding, pre-split, 122,804,420 of our 125,000,000 shares of authorized common stock, and our common stock has traded in the range of approximately $.01 or less, pre-split, since April 2003) which we believe would be unsatisfactory to a prospective financing source or prospective acquisition candidate, including RRI, we have not begun to negotiate a definitive agreement with RRI, and no assurances are given that we will do so or that any transaction will ever be effected.

         Due to our current financial condition and prospects, and for the other reasons described above, our current management determined that it would be in the best interest of the Company to restructure our current capitalization. Accordingly, the Company's Board of Directors recommended to the shareholders of the Company that they authorize the execution and filing of an amendment to the Company's Articles of Incorporation (the "Amendment") whereby we would increase the number of authorized shares of common stock of the Company from 125,000,000 to 200,000,000, authorize 10,000,000 shares of blank check preferred stock and effect a reverse split of the Company's common stock of 1:20 (pursuant to which the number of authorized shares of common stock will be 200,000,000 following such reverse stock split); any fractional shares post-split will be rounded up to the next whole share.

         On December 2, 2003, the holders of a majority of the outstanding shares of common stock of the Company approved such Amendment, which differs from the Letter as to number of authorized shares of common stock and authorized shares of preferred stock. We have filed a definitive information statement with the Commission relating to the Amendment and commenced mailing such definitive information statement to our shareholders on December 16, 2003. Such Amendment, as well as the reverse stock split, is anticipated to be effective following a waiting period of 20 calendar days from the date the definitive information statement is mailed to shareholders and the filing of a certificate of amendment to the Company's articles of incorporation reflecting such matters with the Nevada Secretary of State's Office. Under Nevada law, our stockholders are not entitled to dissenters' rights or rights of appraisal with regard to such matters. We believe, although no assurances can be given, that such restructuring may assist the Company in obtaining equity and/or debt financing or attracting potential acquisition candidates.

         We have no current definitive agreements, arrangements or understandings with any third party/parties concerning such matters. Further, no assurances are given that the price per share of the Company's common stock post split will remain at or above its post-split share price; often, when reverse stock splits are undertaken, the share price of the subject issuer falls below the initial post- stock split share price.

         While the Amendment includes a substantially reduced authorized number of shares of common stock and preferred stock than what the Letter provides, we believe such capitalization to be more favorable to our shareholders. No assurances are given that RRI will agree to such capitalization structure, if effected, or that a transaction will be effected with RRI on the other terms and conditions discussed above, or otherwise. In view of our severe liquidity constraints, it is unlikely that a fairness opinion would be obtained in connection with any such transaction, if effected.

         In the event the Merger is consummated, we are not certain at this time as to whether management will further pursue our health field related product, the Hypo-Pro 2000 ("Hypo-Pro") (formerly Sterile-Pro 2000), which is a patent-pending device designed to dispose of contaminated hypodermic syringes after patient use.

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

         As a result of the need to reconfigure and retest certain components of the device in response to prior meetings and discussions with U.S. Food & Drug Administration ("FDA") and OSHA regulatory agency personnel, and financing constraints experienced post-September 11, 2001, which have continued and remain severe, our time schedule to seek and obtain FDA approval and to bring this product to market has continued to be delayed. Due to continuing severe liquidity constraints, we have been unable to proceed with further laboratory testing, which is currently anticipated to cost between approximately $100,000 - $150,000, and take up to approximately 4 to 6 months to complete once commenced, and which is required prior to submission of such device for FDA approval. Such FDA application process is currently anticipated to take up to approximately 120 days.

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

         The Hypo-Pro currently constitutes our only potentially viable product. However, as discussed above, substantial additional capital would be required to further develop such product and to potentially bring it to market. We have five prototypes of such product in our possession as well as the schematic and design drawings for such product. However, as discussed above, substantial additional capital would be required to further develop such product and to potentially bring it to market. We do not currently have such capital or any commitments for such capital, and no assurances of any sort are given that such capital will be obtained if the Merger is not consummated.

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

         Due to our financial constraints, we have not had the opportunity to discuss the potential manufacture, sale and marketing of the Hypo-Pro with any other third parties. We will be materially reliant upon entering into agreements with one or more third parties to manufacture, market and sell the Hypo-Pro, if such product ever becomes commercially viable. In the event the Merger is consummated and management determines to further pursue development, sales and marketing of the Hypo-Pro or in the event the Merger is not consummated, we cannot assure that such product will ever become commercially viable, that we will ever enter into any agreements with third-parties to manufacture, market and sell the Hypo-Pro or that the efforts of any third-parties concerning such matters, if undertaken, will be successful.

         We have incurred net losses applicable to common shareholders since inception through September 30, 2003 of $8,339,515. As we cannot assure that the Merger will be consummated, and in view of our continuing severe liquidity constraints which have prohibited us and continue to prohibit us from engaging in further laboratory testing of the Hypo-Pro, commencing the FDA approval process, obtaining FDA approval and developing a commercially viable product, we cannot at this time anticipate when losses from operations may end. There can be no assurances such product will ever achieve market acceptance, or that sufficient revenues will be generated from its sales, if any, to allow us to operate successfully.

Results of Operations
---------------------

         Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

         We have not had any revenues from operations for the three months ended September 30, 2003 or September 30, 2002. For the reasons discussed below, we incurred a loss from operations of $(40,043) for the three months ended September 30, 2003 as compared to a loss from operations of $(1,176,172) for the three months ended September 30, 2002.

         Compensation and related benefits during the three months ended September 30, 2003 decreased $45,483 to a total of $20,618 from $66,101 for the three months ended September 30, 2002 primarily due to a reduction in staff.

         Professional fees, consulting and commissions during the three months ended September 30, 2003 were $18,000 representing a decrease of $81,897 from the $99,897 incurred during the three months ended September 30, 2002. The decrease is a result of reduced expenditures for such matters.

         General and administrative expenses during the three months ended September 30, 2003 were $1,425 representing a decrease of $32,903 from $34,328 for the three months ended September 30, 2002. The decrease in these costs is attributable primarily to our decreased level of operations during such time period.

         We did not have any materials, research and development, and tooling costs for the three months ended September 30, 2003, compared to $5,490 for the three months ended September 30, 2002. Such reduction in these costs is attributable to our discontinuation of such activities due to our severe liquidity constraints.

         Rent expense decreased approximately $16,854 during the three months ended September 30, 2003 to $0 from $16,854 during the three months ended September 30, 2002 due to the informal termination of our most recent leased facilities agreement.

         Depreciation and amortization expenses decreased $20,000 to $0 during the three months ended September 30, 2003. This decrease is a result of our no longer utilizing our assets.

         Interest expense increased to $2,250 for the three months ended September 30, 2003 from $0 for the three months ended September 30, 2002. This increase relates to interest on a note payable to a stockholder.

         Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

         We have not had any revenues from operations for the nine months ended September 30, 2003 or September 30, 2002. For the reasons discussed below, we incurred a loss from operations of $(251,820) for the nine months ended September 30, 2003 as compared to a loss from operations of $(2,754,701) for the nine months ended September 30, 2002.

         Compensation and related benefits during the nine months ended September 30, 2003 decreased $222,241 to a total of $115,245 from $337,486 for the nine months ended September 30, 2002 primarily due to a reduction in staff.

         Professional fees, consulting and commissions during the nine months ended September 30, 2003 were $113,740, representing a decrease of $515,575 from the $629,315 incurred during the nine months ended September 30, 2002. The decrease is a result of reduced expenditures for such matters.

         We did not have any advertising, marketing and promotional costs for the nine months ended September 30, 2003, compared to $418,580 for the nine months ended September 30, 2002. Such decrease is a result of the discontinuance of advertising, marketing and promotional expenditures during such time period due to not having any products to advertise, market or promote.

         General and administrative expenses during the nine months ended September 30, 2003 were $19,435 representing a decrease of $46,059 from $65,494 for the nine months ended September 30, 2002. The decrease in these costs is attributable primarily to our decreased level of operations during such time period.

         We did not have any materials, research and development, and tooling costs for the nine months ended September 30, 2003, compared to $76,453 for the nine months ended September 30, 2002. Such reduction in these costs is attributable to our discontinuation of such activities due to our severe liquidity constraints.

         Rent expense decreased approximately $47,162 during the nine months ended September 30, 2003 to $3,400 from $50,562 during the nine months ended September 30, 2002 due to the informal termination of our most recent leased facilities agreement.

         Depreciation and amortization expenses decreased $80,176 to $0 during the nine months ended September 30, 2003. This decrease is a result of our no longer utilizing our assets.

         Interest expense increased to $6,750 for the nine months ended September 30, 2003 from $1,500 for the nine months September 30, 2002. This increase relates to interest on a note payable to a stockholder.

            We have financed our operations since inception by the issuance of equity and debt securities with aggregate net proceeds of approximately $4,548,500 and through loan transactions with our President in the aggregate net amount of $243,000 from inception through September 30, 2003.

         Our combined cash and cash equivalents totaled $0 as of September 30, 2003. This is a decrease of $1,291 from $1,291 as of September 30, 2002. We are not certain when, if ever, we may generate a positive internal cash flow due to continued expenditures, working capital needs and ongoing losses, including the expected costs associated with seeking to obtain FDA approval.

Plan of Operation

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

         In the event the Merger is not consummated, we will also consider pursuing discussions with one or more third parties who may have an interest in effecting a merger and/or other transaction with P.D.C. We have not yet formulated any specific criteria for any such third party or transaction, other than that any such third party have ongoing business operations. Except for RRI and certain limited discussions with another third party, we have not had any discussions with any other third parties and no assurances are given that such discussions will be held, or that such discussions, if held, will lead to any definitive agreement or transaction being effected.

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

         At September 30, 2003, and presently, we have a working capital deficiency of approximately $1,348,264. For the nine months ended September 30, 2003, our President, Mrs. Sowers, has made loans to the Company for working capital purposes aggregating approximately $28,529(including $8,541 advanced during the three months ended September 30, 2003), which loans are unsecured, payable on demand and without interest. No assurances are given that management will continue to effect loans to the Company, nor is any member of management obligated to do so.

         We are currently unable to pay federal and state payroll taxes of approximately $26,500 which are past due and owing.

         We are indebted to one of our vendors for services performed in the amount of $51,102. The balance is personally guaranteed by our President. The balance has been demanded in full by the vendor, however, no payment has been made as of September 30, 2003 or subsequent thereto through the date hereof. The entire amount has been included in accounts payable at September 30, 2003.

         While management believes in the event it receives FDA approval of the Hypo Pro that such approval may present additional and more established funding sources, no assurances can be given that management is correct in its belief or that the Company will sustain operations through such time.

         The U.S. Patent and Trademark Office has previously advised that it has rejected virtually all of the claims that were proffered in support of the Hypo-Pro potentially receiving patent protection. Counsel for the licensor of the Hypo-Pro has responded to such examiner requesting that the claims, as amended, be reconsidered. No assurances are given as to when a follow-on response from the U.S. Patent and Trademark Office may be received by such counsel, or if the U.S. Patent and Trademark Office will concur with any or all of such counsel's claims. In the event such agency does not so concur, meaningful patent protection may not be afforded to such product, which could in turn further adversely affect our ability to raise capital, negatively impact competitive advantages, if any, of such product and may materially adversely impact prospective sales and marketing of such product.

         In view of our liquidity constraints, we have and plan to continue to issue shares of our common stock to certain employees and service providers in payment for services rendered and to be rendered. However, due to the number of shares issued and outstanding and in view of our authorized number of shares, we will shortly be unable to issue any additional shares of our common stock absent an increase in the authorized number of shares and/or the undertaking of a reverse stock split.

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

         We have no off-balance sheet arrangements.

Critical Accounting Policies
----------------------------

         Stock Based Compensation

         From time to time, we have issued and plan to continue to issue, shares of our common stock to certain employees and service providers for services rendered and to be rendered. The fair market value of such shares is based on the quoted trading price of our common stock at the grant date.

         Deferred Tax Assets

         Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.

Recent Accounting Pronouncements
--------------------------------

         In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149") which provides for certain changes in the accounting treatment of derivative contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company's condensed consolidated financial position, results of operations or liquidity.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's condensed consolidated financial position, results of operations or liquidity.

         In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year- end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial position, results of operations, or liquidity.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which represents an interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements". ARB 51 requires that a Company's consolidated financial statements include subsidiaries in which the Company has a controlling financial interest. That requirement usually has been applied to subsidiaries in which the Company has a majority voting interest. However, the voting interest approach is not effective in identifying controlling financial interests in entities (referred to as " variable interest entities") that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. FIN 46 provides guidance on identifying variable interest entities and on assessing whether a Company's investment in a variable interest entity requires consolidation thereof. FIN 46 is effective immediately for investments made in variable interest entities after January 31, 2003 and it is effective in the first fiscal year or interim period beginning after June 15,

2003 for investments in variable interest entities made prior to February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial position, results of operations, or liquidity.

Item 3.  Controls and Procedures

         As of September 30, 2003, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures are effective as of September 30, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of such evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

         It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         L.A.W. Properties Coral Springs L.C. v. P.D.C. Innovative Industries, Inc., Circuit Court of the 17th Judicial Circuit in and for Broward County, Case No. 02-016659(09). A judgment was previously entered against the Company in the amount of approximately $228,000 for the alleged balance due under the terms of the lease agreement relating to its former leased facility located at 3701 NW 126th Avenue, Bay 5, Coral Springs, Florida 33065, including related litigation costs. The landlord of such facility is currently in possession of our construction levels, certain machinery, furniture and office equipment. We understand that such facility has been relet by such landlord at a lease rate comparable to that which we previously paid, and also understand, based upon our counsel's informal discussions with the management of such landlord, that such company would be willing to release such levels, machinery, furniture and equipment if paid approximately $20,000. We do not currently have funds to pay such amount. We do not believe, however, that such company's possession of such items is material to the Company or its present or future operations. If the Merger is consummated, we do not plan to manufacture or sell the Hypo-Pro directly or indirectly. I f the Merger is not consummated, we do not currently plan to manufacture any products ourselves and we have in our possession the schematic and design drawings for the Hypo-Pro and several prototypes.

         We are indebted to one of our vendors for services performed in the amount of $51,102. The balance is personally guaranteed by our President. The balance has been demanded in full by the vendor, however, no payments have been made through the date hereof.

Item 2.  Changes in Securities

         For the period July 1, 2003 through September 30, 2003, we sold the following securities pursuant to Section 4(2) under the Securities Act of 1933, as amended, based upon the limited number of offerees, their relationship to the Company, the number of shares offered in each offering, the size of the respective offerings, and the manner of each offering: 1,958,332 pre-split shares of our common stock to three existing shareholders for aggregate proceeds of $8,500.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         On December 2, 2003, the holders of a majority of the outstanding shares of common stock of the Company approved the Amendment, which differs from the Letter as to number of authorized shares of common stock and authorized number of preferred shares. We have filed a definitive information statement with the Commission relating to the Amendment and commenced mailing such definitive information statement to our shareholders on December 16, 2003. Such Amendment, as well as the reverse stock split, is anticipated to be effective following a waiting period of 20 calendar days from the date the definitive information statement is mailed to shareholders and the filing of a certificate of amendment to the Company's articles of incorporation reflecting such matters with the Nevada Secretary of State's Office. Under Nevada law, our stockholders are not entitled to dissenters' rights or rights of appraisal with regard to such matters.

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

         4.2 Promissory Note (incorporated by reference to Exhibit 4.2 to Form 10- QSB filed with the Commission on August 19, 2000).

         10.1 Exclusive Patents License (incorporated by reference to Exhibit10.1 to Form 10- QSB filed with the Commission on September 30, 2000).

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

         16 June 21, 2000 correspondence from Franklin and Nicholls CPAs re: change in certifying accountant (incorporated by reference to Exhibit 16 to Form 8-K filed with the Commission on June 23, 2000).

         16.1 February 7, 2001 correspondence from Tubbs & Bartnick, P.A. re: change in certifying accountant (incorporated by reference to Exhibit 16.1 to Form 8-K filed with the Commission on February 27, 2001).

         16.2 April 15, 2003 correspondence from Margolies, Fink & Wichrowski ("MFW") re: change in certifying accountant (incorporated by reference to Exhibit 16.1 to Form 8-K filed with the Commission on April 16, 2003).

         16.3 May 13, 2003 correspondence from MFW re: change in certifying accountant (incorporated by reference to Exhibit 16.1 to Form 8-K/A filed with the Commission on May 13, 2003).

         21.0     Mas Acquisition XIV Corp., an Indiana corporation

         31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

         A Form 8-K was filed with the Commission on July 29, 2003 announcing the Company's execution of a non-binding letter with RRI.

         A Form 8-K was filed with the Commission on September 5, 2003 announcing that the Company and RRI had informally agreed to indefinitely extend the due diligence period.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            P.D.C. INNOVATIVE INDUSTRIES, INC.
                                             (Registrant)


Date: December 18, 2003             By: /s/ Michael Hiler
                                       -----------------------------------------
                                       Michael Hiler
                                       Chief Executive Officer
                                       (Principal Executive Officer)


Date: December 18, 2003             By: /s/ Sandra Sowers
                                       -----------------------------------------
                                       Sandra Sowers
                                       President (Principal Financial and
                                       Accounting Officer