Form 10KSB
period 2003-12-31
P D C INNOVATIVE INDUSTRIES INC
filed 2004-04-28
CIK 1093984

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

             [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       OR

             [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         COMMISSION FILE NUMBER 0-27157

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                      ------------------------------------
                 (Name of small business issuer in its charter)

              NEVADA                                             65-0789306
              ------                                             ----------
   (State or other jurisdiction                                (IRS Employer
 of incorporation or organization)                           Identification No.)

501 South Dakota Avenue, Suite 1, Tampa, FL 33606                  33606
-------------------------------------------------                  -----
    (Address of principal executive offices)                     (Zip Code)

                    Issuer's telephone number: (813) 258-0606

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.001 PAR VALUE
                          -----------------------------
                                (Title of class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes    X     No
                                 --------    --------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or amendment to this Form 10-KSB. [ ]

         The issuer had $0.00 revenue for the fiscal year ended December 31, 2003.

         The aggregate market value of the issuer's voting stock held by non-affiliates of the issuer as of April 21, 2004 was approximately $4,700,751 based on the average closing bid and asked price of the issuer's common stock on such date as reported on the Over-the-Counter Bulletin Board.

         As of April 21, 2004, the issuer had 54,829,805 shares of common stock, par value $.001 per share, outstanding.

Documents Incorporated By Reference:  None

                                     PART I

         FORWARD-LOOKING STATEMENTS: This Form 10-KSB and other written reports and oral statements made from time to time by us and our representatives contain "forward-looking statements" within the meaning of the federal securities laws. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding our financial position, results of operations, growth strategy and plans for future expansion, product development, economic conditions, and other similar forecasts and statements of expectation. We generally indicate these statements by words or phrases such as "anticipate," "estimate," "plan," "expect," "believe," "intend," "foresee," and similar words or phrases. Forward- looking statements are based upon estimates, projections, beliefs and assumptions of management at the time of such statements and should not be viewed as guarantees of future performance. Such forward-looking information involves important risks and uncertainties that could significantly impact anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements by us or on our behalf. Factors that might cause such a difference include, without limitation, the information set forth herein under the heading entitled "Factors That May Effect Future Operating Results." All cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they may appear. Any forward-looking statement speaks only as of the date on which such statement is made, and we disclaim any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

ITEM 1.  DESCRIPTION OF BUSINESS

         References in this report to "we" and "our" are to P.D.C. Innovative Industries, Inc. (and its subsidiary Ragin' Ribs, Inc. ("RRI") and RRI's subsidiaries Ragin' Ribs Franchise Corp. and Henderson One Group, Inc., which, collectively, may also be referred to herein as the "Company"). All share amount information contained herein, except where otherwise noted, reflects a one for twenty reverse stock split effected January 5, 2004.

General
-------

         For our prior three fiscal years, we have been a development stage company engaged principally as a licensee in the development of the Hypo-Pro 2000 ("Hypo-Pro") and to a lesser extent certain other products described herein.

         The Hypo-Pro is a device designed to dispose of contaminated hypodermic syringes at the site of use, i.e., hospital, doctor's office, lab, etc. The device is designed to reduce, in an enclosed environment, the entire instrument to small, decontaminated particles, which can be disposed of as conventional trash.

         We have not had any revenues from operations in any of our last three fiscal years. While we have attempted during such time period to obtain required funding from outside sources to further develop the Hypo-Pro for commercial marketing and sale, we have not been able to raise sufficient funds to meaningfully proceed with such efforts.

         The U.S. Patent and Trademark Office advised in the latter half of 2003 that it rejected virtually all of the claims that were proferred in support of the Hypo-Pro potentially receiving patent protection. While the U.S. Patent and Trademark Office advised that it would allow for one claim, as well as one additional claim if certain revisions were made, counsel for the licensor of such product, who was also our then President and Director, advised that he did not view the patent protection that would be afforded to such claims as meaningful. Accordingly, no further patent protection efforts were undertaken by the licensor of such product. We have currently determined to defer any decision as to whether or not we will pursue efforts to gain U.S. Food and Drug Administration ("FDA") approval for the Hypo-Pro health-field related product or to undertake any other development, sales and marketing efforts concerning such product until the fourth quarter of 2004.

         On February 16, 2004, we effected a business combination with RRI, as more fully described below under the heading "Events Subsequent to December 31, 2003 - Business Combination." RRI is a food service franchising company based in Tampa, Florida. Subsequent to consummating such business combination, we relocated our executive offices to RRI's facilities.

History
-------

         P.D.C. Innovative Industries, Inc., a Florida corporation ("P.D.C. Florida"), was originally incorporated in the State of Florida in December 1997, effected a merger on January 22, 1998 with an existing Nevada public corporation which was itself incorporated on September 7, 1994. Such entity subsequently changed its name to P.D.C. Innovative Industries, Inc. ("P.D.C."). On March 2, 2000, we became the successor to a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and continued to maintain P.D.C.'s December 31 fiscal year end.

         On July 6, 2000, P.D.C. entered into a plan of merger with Sterile-Pro, Inc., a Florida corporation ("Sterile-Pro"), with P.D.C. being the survivor. Sterile-Pro's principal asset was the right to develop and market a device known as the Hypo-Pro 2000 ("Hypo-Pro") (formerly known as "Sterile Pro 2000") which rights it acquired from Mr. David Sowers, who was the then Chief Executive Officer of P.D.C. and whose estate then owned the patent rights to such product.

         As stated above, Sterile-Pro had acquired certain rights from Mr. David Sowers to enable Sterile-Pro to begin to develop and sell the Hypo-Pro. Mr. Sowers also then held the ownership rights to various other products (which rights are now held by the sole beneficiary to his estate, Sandra Sowers, who was our President and a member of our Board of Directors from January 1998 through February 16, 2004), and on June 8, 2000, he and P.D.C. entered into a separate exclusive licensing agreement pursuant to which P.D.C. was granted rights to develop, manufacture, and distribute certain products, including the:

         - Hypo-Pro
         - Tri-Level Family

The term of such license agreement is for the life of the patent of each product and any renewal thereof, subject to termination under certain conditions, including non-compliance with its terms. Such license agreement provided for certain royalties to be paid pursuant to a delineated schedule, based upon product sales.

         Such license agreement was subsequently modified per the terms of an October 1, 2001 executed written consent of the Company's then Board of Directors, comprised of Ms. Sandra Sowers (also the personal representative and sole beneficiary of the estate of David Sowers at such time) and Mr. Harold H. Harris, to provide that the Company be in receipt of $10,000,000 in revenue before any royalties are paid.

         Pursuant to the terms of a subsequent exclusive patent sub-license and royalty agreement entered into by and between P.D.C. and two other parties, discussed below, and a subsequently executed termination agreement between all of such parties, also discussed below, the terms of such licensing agreement, as modified, have been substantially further revised to terminate the royalty provisions described above, and certain anti-dilution rights.

         As a result of ongoing severe liquidity constraints, P.D.C. determined in the latter part of 2002 not to manufacture any of its products itself.

         Accordingly, on November 21, 2002 , P.D.C. entered into an exclusive patent sub-license and royalty agreement with Medical Marketing Innovations, Inc. ("MMI"), a Florida corporation formed for purposes of marketing various medical products, and for purposes of MMI manufacturing, selling and marketing the Hypo-Pro on a worldwide basis.

         The agreement provided, in summary, for MMI, at its sole cost and expense, to cause the manufacture, sale and marketing of the Hypo-Pro following such time as when the Hypo-Pro may receive FDA approval. Prior to submitting the Hypo-Pro to the FDA, P.D.C. was required pursuant to the agreement at its expense to undertake further laboratory testing of the Hypo-Pro relating to noxious and toxic emissions, among other matters, as well as to fund the FDA application process. The agreement further provided for P.D.C. to receive certain royalty payments on product sales, if any, following such time as when FDA approval might be obtained.

         The directors and officers of MMI at the time the agreement was entered into were Messrs. Ronald Epstein, John Carlson, and Michael Hiler (P.D.C.'s then Chief Executive Officer). Mr. Epstein formerly provided consulting services to the Company in 2001 and early 2002 and had received an aggregate of 1,700,000 shares of the Company's common stock in connection therewith in 2001 and the early part of 2002. Mr. Carlson was also a former consultant to the Company in early 2002 and had received 1,000,000 shares of the Company's common stock at a price of $.01 per share in connection therewith. Mr. Hiler abstained from voting on the agreement in his capacity as a member of MMI's Board of Directors. The shareholders of MMI at the time the agreement was entered into were Messrs. Epstein, Carlson, Hiler and P.D.C., each of whom paid nominal consideration for their MMI shares.

         In connection with approving the exclusive patent sub-license and royalty agreement on behalf of P.D.C., Ms. Sandra Sowers, P.D.C.'s then President and a then P.D.C. director, relinquished her prior right to personally receive any royalties from Hypo-Pro sales under the terms of the prior licensing agreement, as modified, discussed above by and between the estate of David Sowers of which Ms. Sowers is the personal representative and sole beneficiary, and P.D.C., and relinquished all anti-dilution rights under the prior license agreement, as modified.

         In connection with entering into the agreement, P.D.C. retained and paid an initial retainer fee for the services of an outside professional services firm to provide P.D.C. with a fairness opinion to the effect that the agreement and its terms and related matters were fair to P.D.C. and its shareholders. Such firm preliminarily and informally concluded that the above-described transaction and terms were fair to P.D.C. and its shareholders. A fairness opinion was not issued, however, as P.D.C. did not have sufficient funds to pay the balance owed for such fairness opinion.

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

         Global was a nominally capitalized company whose business plan provided, among other things, for the marketing and sale of various medical equipment, services and devices to the healthcare industry.

         As a result of continuing severe liquidity constraints and lack of adequate funding, P.D.C. was unable to undertake additional laboratory testing or commence the FDA approval process for the Hypo-Pro. Such steps, as well as obtaining FDA approval for such product, were required prior to MMI having any manufacturing, selling and marketing obligations under such agreement.

         Accordingly, the parties to such exclusive patent sub-license and royalty agreement entered into a termination agreement dated May 5, 2003 pursuant to which the parties agreed to terminate such exclusive patent sub-license and royalty agreement, P.D.C. agreed to relinquish to Global its ownership interest in all of its shares of Global common stock in consideration for Global causing MMI to enter into the termination agreement and to relinquish its exclusive rights to the Hypo-Pro, and P.D.C. and the estate of David Sowers returned to their respective prior rights and obligations under the license agreement, as modified, discussed above, except that Ms. Sowers agreed to relinquish all royalty and anti-dilution rights thereunder.

         P.D.C. continued to experience severe liquidity constraints following its execution of the above-described termination agreement and through the end of its fiscal year ended December 31, 2003 and thereafter, and continued during such time period to lack sufficient funds to initiate and complete additional laboratory testing required prior to the submission of the Hypo-Pro to the FDA, to fund the initiation of such FDA approval process or to engage in any other meaningful activity or business operations. While efforts were undertaken to secure meaningful funding to engage in additional testing of the Hypo-Pro and to fund the FDA approval process, no meaningful funding was secured during the fiscal year ended December 31, 2003 for such purposes or otherwise.

         Due to P.D.C.'s continuing severe liquidity constraints, in approximately mid-April 2003, our corporate office was relocated to the residence of our then President, Sandra Sowers, who provided such facility on a rent-free basis through the end of our fiscal year ended December 31, 2003 and through February 16, 2004 (see heading "Events Subsequent to December 31, 2003 - Business Combination" below). The value of such services provided was nominal.

         Management determined in the beginning of the fourth quarter of fiscal year 2003 that the Company's then capital structure would be unsatisfactory to a financing source or acquisition candidate, if any, and accordingly, determined that it would be in the best interest of the Company to restructure its capitalization (at that time the Company had approximately 123,000,000 pre-split shares of its 125,000,000 pre-split authorized shares of common stock issued and outstanding) and effect a reverse stock split, in view of our common stock trading in the range of $.01 pre-split per share or less since April 2003. Accordingly, the Company's Board of Directors recommended to the Company's shareholders that they authorize the execution and filing of an amendment to the Company's Articles of Incorporation (the "Amendment") whereby the Company would increase the number of authorized shares of common stock of the Company from 125,000,000 pre-split to 200,000,000 post-split, authorize 10,000,000 shares of blank check preferred stock, and effect a reverse split of the Company's common stock of 1:20 (pursuant to which the number of authorized shares of common stock would be 200,000,000 following such reverse stock split), and fractional shares post-split would be rounded up to the next whole share.

         On December 2, 2003, the holders of a majority of the outstanding shares of common stock of the Company approved such Amendment. We filed a definitive information statement with the Securities and Exchange Commission ("SEC" or "Commission") relating to the Amendment and commenced mailing such definitive information statement to our shareholders on December 16, 2003. In connection with such reverse split, the Company's trading symbol on the Over-the- Counter Bulletin Board ("OTCBB") was changed from "PDCI" to "PDCN" and was reflected as of the opening of trading on January 5, 2004, East Coast Time.

         At December 31, 2003, we have a working capital deficiency of $1,375,183.

         As of December 31, 2003, and through February 16, 2004, our President, Sandra Sowers had made loans to the Company for working capital purposes aggregating $243,872, which loans were unsecured, payable on demand, and without interest.

         Accounts payable at December 31, 2003 (excluding payroll taxes, accrued interest and accrued wages aggregating $62,707) aggregated $449,168, and included indebtedness to a Company vendor and the lessor of a prior Company occupied facility in the aggregate amount of approximately $279,000, which indebtedness to such vendor and lessor was personally guaranteed by our then President, Ms. Sowers. On February 16, 2004, the Company entered into an indemnity and release agreement with Ms. Sowers which provides, generally, that in consideration of Ms. Sowers agreeing to waive any and all accrued salaries, loans and expenses, the Company will indemnify Ms. Sowers for a period of three years from such date relating to such guarantees, and from and against any and all claims, damages and liabilities in connection with and/or relating in any manner whatsoever to the Company and/or its past, present and future business and operations and her association therewith in any and all capacities, subject to the indemnification provisions provided in the Company's articles of incorporation, as amended and bylaws. At such time, a similar indemnification and release agreement was also obtained from each of Mr. Hiler and Ms. Fern Marlene Kennedy, a prior director, in consideration of each of such persons waiving any and all accrued salaries, loans and expenses.

         At December 31, 2003, we owed federal and state payroll taxes of approximately $26,543 which were past due and owing and which we were unable to pay. We anticipate that we will seek to enter into payment schedules for such taxes owed.

Events Subsequent to December 31, 2003
--------------------------------------

         Business Combination
         --------------------

         On February 13, 2004, P.D.C. entered into a Plan of Reorganization and Merger Agreement (the "Merger Agreement") with P.D.C. Acquisition Corp., a wholly-owned subsidiary of the Company ("Company Sub"), Ragin' Ribs, Inc., formerly Ragin' Ribs International, Inc. ("RRI") and its wholly-owned subsidiary, Ragin' Ribs Franchise Corp. ("RRFC") (the "Business Combination"). Pursuant to the terms of the Merger Agreement, the following occurred as of February 16, 2004, the date articles of merger were filed with the Florida Secretary of State: (i) Company Sub merged with and into RRI (the "Surviving Corporation"), which became a wholly-owned subsidiary of the Company; (ii) the established offices and facilities of RRI became the established offices and facilities of the Surviving Corporation and the Company; (iii) each outstanding share of RRI common stock was converted into one share of Company common stock, and each outstanding share of RRI Class A Preferred Stock was converted into one share of Company Class A Preferred Stock; (iv) any shares of RRI common stock and RRI preferred stock held in the treasury of RRI immediately prior to the effective time of the merger were automatically canceled and extinguished without any conversion thereof and no payment of any type was made with respect thereto; (v) each share of Company Sub common stock issued and outstanding immediately prior to the effective time of the merger was converted into one share of common stock of the Surviving Corporation; (vi) each warrant to purchase shares of RRI common stock became exercisable for one share of Company common stock for each one share of RRI common stock to which each such warrant related, without any adjustment in the exercise price per share or any other terms and conditions thereof; and (vii) the officers and directors of RRI also became the officers and directors of P.D.C., and the officers and directors of P.D.C. prior to the Business Combination, resigned.

         No vote of shareholders was required on the part of P.D.C.; approximately 99.99% of the shareholders of RRI approved the Business Combination. Such transaction was effected by unrelated parties in an arms length transaction on terms deemed reasonable by such parties and no fairness opinion was rendered.

         As a direct result of the Business Combination, the former shareholders of RRI owned 43,941,800 shares, or approximately 87% of the issued and outstanding shares of common stock of the Company immediately post-closing (including 205,000 shares of the Company's common stock underlying warrants exercisable at a price of $.10 per share through November 30, 2006 and 20,000 shares of the Company's common stock underlying warrants exercisable at a price of $.50 per share through August 31, 2006, but excluding shares of the Company's common stock which may be acquired upon conversion of 36,301 shares of the Company's Class A Preferred Stock as follows: six months after their acquisition of the Company's Class A Preferred Stock, holders thereof can convert, at their option, to common stock of the Company based on a 50% discount to the 30-day average closing price immediately prior to the conversion date). In view of severe liquidity constraints, no fairness opinion was obtained by the Company in connection with such transaction, which was effected by unrelated parties in an arms length negotiation on terms deemed reasonable by such parties.

         We plan to continue the operations of RRI, a food service franchising company based in Tampa, Florida, and have relocated our executive offices to RRI's facilities. We have currently determined to defer any decision as to whether or not we will pursue efforts to gain FDA approval for the Hypo-Pro health-field related product, or to undertake any other development, sales and marketing efforts concerning such product until the fourth quarter of 2004. No assurances are given that we will continue such efforts for regulatory approval or commercialization of the Hypo-Pro.

         While we are the legal surviving entity, for accounting purposes, the merger between RRI and Company Sub is being treated as a purchase business acquisition of the Company by RRI (commonly called a reverse acquisition) and a recapitalization of RRI. RRI is the acquirer for accounting and financial reporting purposes because the former stockholders of RRI received the larger portion of the common stockholder interests and voting rights in the combined enterprise when compared to the common stockholder interests and voting rights retained by the pre-merger stockholders of the Company. As a result of this accounting treatment, RRI will be recapitalized for accounting and financial reporting purposes to reflect the authorized stock of the legal surviving entity.

RRI
---

         History; General
         ----------------

         RRI was incorporated in the State of Florida on September 17, 1998 under the name Fun & Food Management Corporation. On July 6, 1999, such name was subsequently changed to GiftRunner.com, Inc., and later on September 25, 2000 to Ragin' Ribs International, Inc. The name was subsequently changed again on January 22, 2004 to Ragin' Ribs, Inc.

         The company engaged in minimal business activities from 1998 through March 2002. In approximately March 2002, RRI began to develop the menu, proprietary sauces, operating manuals and procedures for its Ragin' Ribs restaurant and franchise concept, as well as updating franchisee documentation, manuals and developing infrastructure for its planned national franchise program. In approximately May 2002, RRI commenced capital raising efforts on a private placement basis to fund its business concept. From May 2002 through July 2002, RRI sought to open a company owned restaurant or obtain one or more franchisees. In July 2002, the company sold a franchise in Georgia, which franchisee opened one restaurant facility that subsequently closed in November 2003.

         In furtherance of its business plan, on June 20, 2003, RRI formed a wholly-owned subsidiary, Ragin' Ribs Franchise Corp., a Florida corporation ("Franchise Corp."), for purposes of operating its franchise division. The officers and directors of such company are the same as the officers and directors of PDC and RRI.

         Current Status of Development
         -----------------------------

         In November 2003, RRI entered into an equally owned joint venture with a third party entity, Warren Capital Corporation, whose principal is an RRI shareholder, under the name Ragin' Ribs Canada, Inc., a Canadian corporation. Such entity entered into an area development agreement with Franchise Corp. to locate franchisees to develop RRI franchises in Canada.

         In November 2003, Franchise Corp. also entered into an area development agreement with Warren Capital Corporation to locate franchisees to develop RRI franchises in the State of Virginia.

         Each of such area development agreements provide for the area developer to secure territory operators pursuant to the following performance schedule in order for the area developer to maintain its respective area exclusivity; each territory operator will be required to develop a minimum of five franchise restaurants pursuant to an agreed to performance schedule to maintain their exclusivity:

             Year                              Number of Territory Operators
             ----                              -----------------------------
             2004                                           1
             2005                                           2
             2006                                           3
             2007                                           4
             2008                                           4

         In early December 2003, RRI opened a company operated restaurant facility through a majority owned subsidiary, Henderson One Group, Inc., in Tampa, Florida, which also serves as the Company's training center for franchisees. The classroom component of the training center is located at the Company's headquarters; on-the-job training takes place at such restaurant facility. The training center has been established to accommodate a two-week training program for our franchisees. Our training program consists of training the franchisees with regard to daily restaurant operations, restaurant management, restaurant systems and control, advertising and promotion, and all other necessary procedures to be compliant with Ragin' Ribs operating standards.

         At the end of December 2003, Franchise Corp. entered into a ten year restaurant franchise agreement with an unrelated third party for a restaurant facility in the North Hillsborough territory, near Tampa, Florida, which opened in December 2003. Such restaurant franchise agreement was entered into in connection with an exclusive territory license agreement entered into by and between Franchise Corp. and such franchisee in early December 2003 which, generally, provides that such franchisee has the right and obligation to develop five restaurants within a 2-1/2 year period within the geographic area described above. The territory license agreement calls for a territory license fee to be paid of $100,000, $70,000 upon the execution date of such agreement and $30,000 upon execution of the franchise agreement for restaurant number one, which territory license fee has been paid in full. Such franchisee also paid a franchise fee of $25,000 and is to pay a royalty fee in the amount of 4% of the subject restaurant's gross sales per week, as well as a 1% of such restaurant's gross sales per week to a national advertising fund.

         We continue to have discussions with prospective area developers, territory operators and franchisees. We are materially dependent upon our relationships with our current area developers, territory operator and franchisee.

         We have incurred losses to date from our food service and franchise operations, and cannot assure when, if ever, revenues and cash flow from operations will allow us to be self-sustaining.

Business Concept
----------------

         Our business concept principally entails the franchising of our fast casual restaurant model which offers nutritious, quality and reasonably priced home meal replacement for home delivery as well as take-out and dine-in, and selling our proprietary food products through a franchise system and traditional distribution network.

         Our "fast casual" concept is designed to serve the changing lifestyles of the public generally which in turn are affecting food service demands. We meet the demands of consumers with hectic lifestyles who are requiring higher quality, freshly prepared "just in time" meals delivered when and where they want it.

         During the 1990's, Boston Market was a principal participant in meeting these evolving market trends by introducing the "whole meal replacement," where high quality and higher priced prepared food was provided to consumers to be enjoyed at home without cooking. However, the consumer still had to drive to the restaurant to pick up these meals, and today, still has to frequently drive to those restaurant facilities which offer "whole meal replacement." Our concept entails not only providing a fresh whole meal, but delivering the whole meal directly to the consumer.

         Our entire menu has been designed for delivery (for example, there are no fried foods as fried food products do not hold their freshness and warmth), and provides the convenience associated with fast food together with the quality of more upscale dining. Our menu includes three styles of ribs, discussed below and also features roast chicken marinated in citrus juices, steak, burgers, wings, salads and side items such as smashed potatoes, roasted potatoes, green beans, collard greens and applesauce (all our own special recipes). Our ribs, which are our feature item, are quality prime baby-backs with our own secret signature sauce. We also offer St. Louis style pork ribs, beef ribs and a special creation called "rib-its", which is rib meat served on a sandwich bun.

         We currently plan only a limited number of Company owned/operated restaurants. Our primary focus is to provide professional franchise systems management to entrepreneurs who will own and operate Company franchises. Our franchising strategy is to sell multiple restaurant territories to successful multi-unit operators. There are currently two levels of franchises - Area Developers and Territory Operators, which are further discussed below under the heading "Franchise System Management."

Store Model
-----------

         We plan the majority of our sales and our franchisees sales to be in connection with delivery and take-out, with minimal reliance on a dining room, and therefore, do not believe that the location of a restaurant is necessarily critical to our success. Our franchisees are required to locate and lease their restaurant facilities, subject to our approval. Facilities are generally expected to be small take- out style restaurant locations with limited dining room space enabling our franchisees and us to deliver or provide take-out service with high quality food and low overhead cost. We believe that this will allow our franchisees and us to select locations on a lease basis offering a lower rent than other high traffic, prime locations. We also encourage the location of properties which were previously leased as restaurants and have basic infrastructure, such as walk-in coolers/freezers and hoods, in place to keep initial start up costs low.

         Each restaurant is expected to employ an average of fifteen employees, many of whom will work part-time. The management staff of a typical restaurant will generally include a restaurant manager and possibly an assistant manager, depending upon sales volume.

Proprietary Products
--------------------

         We have developed certain proprietary products which are used in our business. We believe, although no assurances can be given, that certain of these products may lend themselves to distribution and sales through traditional wholesale and retail channels, including traditional retail chains such as grocery stores and specialty gourmet stores. We may also seek to develop our own e-commerce site for the purpose of selling certain of our proprietary products. We currently market our proprietary products through in-store sales and home delivery.

         Currently, the Company has the following proprietary products:

         o Various sizes of Honey Glazed Sauce, Spicy Herb Sauce, Rotisserie Chicken Marinade, Country French Salad Dressing, and Rib Rub Spices. The sizes range from 5 ounce bottles to 5 gallon buckets. The larger sizes are to be sold to the Company's franchises.

         o Pre-packaged, cryovac, and frozen fully-cooked honey-glazed Ribs, fully-cooked Chicken with a choice of citrus marinade, bourbon, or honey-glazed seasoning, and honey-glazed Pork. These products will be sold directly to consumers or directly by franchisees.

         While we do not have any patent protection relating to such products, and do not intend to seek patent protection, we do enter into confidentiality agreements with the manufacturers of such products. Our franchisees are also subject to confidentiality provisions. We may in the future develop additional proprietary products.

Suppliers
---------

         We and our current franchisee presently negotiate directly with local and national suppliers for the purchase of food and beverage products on an as-needed basis, and we expect our franchisees to continue this practice. All discounts we may negotiate with suppliers are also offered to our franchisees. Any supplier rebates will be contributed to the national advertising fund. Our franchisees may elect to use alternative suppliers as long as the products provided by such suppliers comply with the Company's standards.

         We currently rely upon one master purveyor, U.S. Food Service, to supply us with approximately 50% of our food requirements. We regularly seek quotes from other purveyors to ensure that we are receiving competitive pricing. There are numerous master and other purveyors and accordingly, we believe that we can readily secure one or more alternative purveyors should we so desire for any reason.

         We currently have our products packaged by third party processors on a per order basis.

Growth Strategy

         We presently plan to develop a vertically and horizontally integrated food company with initial emphasis on franchising our fast-casual restaurant offering whole-meal replacement and home delivery and sale of our proprietary food products through traditional retail channels, including in- store and home delivery of such products. Currently, our goal is to expand our franchise operation so as to have an aggregate of approximately 100 franchisee restaurant facilities under contract. We then plan to expand the channels of distribution for our proprietary food products to possibly include the internet, television shopping networks, wholesale and co-packing for other companies, as well as the possible acquisition of one or more food manufacturers and their proprietary food products for sale through the distribution channels discussed above.

         Franchise System Management
         ---------------------------

         Our growth strategy currently emphasizes the development of franchised restaurants as a means of potentially accelerating our penetration into the "fast casual" restaurant market. If successful, such strategy will allow us to build a significant store base and establish consumer awareness, yet at the same time reduce the total capital we would otherwise need to develop our concept. We plan to provide professional franchise systems management to entrepreneurs who may own and operate the Company's franchises and who have operational experience and financial stability.

         Our franchising strategy is to sell multiple-restaurant territories to qualified operators with prior multi-unit restaurant experience through exclusive area and territory geographic regions. We do not plan to sell single unit store franchises, but rather plan to develop a franchise base through territory franchises. There are currently two levels of franchisees - Area Developers and Territory Operators. The terms and conditions generally applicable to such franchisees are discussed below:

         Area Developers are Company licensees who have the financial and operational capabilities to sell and service Territory Operators within an exclusive large geographic area. The Area Developer acquires an exclusive right for a pre-determined development fee based on the number of potential Territory Operators in their exclusive area.

         Area Developers are required to sign an area development agreement which includes, among various rights and obligations, a performance schedule. Area Developers risk losing their exclusivity in the event they do not meet their performance schedule. The Company shares 50% of the Territory fees and royalties with the Area Developer. It is anticipated that the Area Developer will pay to the Company an exclusive fee for an area (generally an average of $300,000 per state) and will be responsible for selling and servicing Territory Franchisees within their exclusive area.

         Territory Operators acquire an exclusive geographic territory that can support a minimum of five (5) restaurants. It is anticipated that the Territory Operator will pay a territory fee for the exclusive geographic rights (generally $20,000 for each store) and be obligated to open and operate those five restaurants pursuant to a development schedule following execution of the Territory Agreement. Each time a restaurant is opened, the Territory Operator is required to sign a Unit Franchise Agreement for that restaurant together with a $25,000 franchise fee each time a store is approved for development and opening. The Unit Franchise Agreement sets forth the operating obligations of the franchisee including the payment of royalties and the contribution to a national advertising fund.

         The Company plans to operate a minimal number of company owned/operated restaurants for the purpose of product development, franchisee training, and selling franchises.

         Services Generally Provided by the Company to Franchisees
         ---------------------------------------------------------

         Our franchise agreements generally state that the following services will be provided by the Company to a franchisee:

         o Full set of manuals including franchisee start-up, operating, marketing, employee, and standards of compliance

         o   Recipes and menus

         o   Rights to use trademarks and systems

         o   Management training in the Company's training center

         o   Site selection assistance and approval

         o   Decor and equipment assistance

         o   Store opening assistance

         o   Centralized purchasing and national supplies, such as Coca Cola

         o   Advertising and promotional assistance

         o   National advertising fund

         o   Product development

         o   Standards compliance

         Such agreement requires a franchisee to comply with various systems standards delineated within such agreement, including but not limited to, obtaining specified insurance coverage and providing for the Company as an additional named insured.

Other Products
--------------

         Hypo-Pro
         --------

         The Hypo-Pro, our health field related product, is a device designed to dispose of contaminated hypodermic syringes after patient use. The device reduces, in an enclosed environment, the entire instrument to small, decontaminated particles which can be disposed of as conventional trash. This approach significantly reduces physical hazards to health care personnel after injections or draws, reduces bacterial growth within and around collection boxes and aerolization of infectious agents, limits risks of injury or infection to waste-handling personnel, cuts costs of disposal, including collection, handling, paperwork and specialized transport as well as limits potential cross-contamination with the hospital, office and environment due to handling and moving of contaminated waste.

         Although aware of safety protocols when dealing with contagious infectious illnesses, medical personnel are still subjected to thousands of penetrations with intrusive instruments each year with serious consequences, including life-threatening conditions, and the substantial cost of ongoing treatment and testing for their employment facility. Despite stringent regulations by Occupational Safety & Health Administration ("OSHA"), the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), and others, problems persist because used contaminants are not destroyed, sterilized, or decontaminated, but merely covered and stored, leaving the physical and biological hazards undiminished during storage, collection and transport to a licensed incinerator, usually off-site. The Hypo-Pro is planned to prevent injury from contaminated needles and destroy biological hazards at the site of use.

         We currently have five prototypes of such device in our possession. We previously tested such device in the first quarter of 2002 in a hospital and a fertility clinic in South Florida in response to a suggestion by FDA personnel in an August 2001 meeting with P.D.C. that they would be interested in seeing the results of such device being tested in medical facilities for approximately two weeks. The comments that were received from the hospital were generally favorable, but also stated a desire that the disposal process be faster. The comments that were received from the fertility clinic were generally constructive, noting that an odor was detected during the disposal process and also reflecting a desire that such process be faster.

         We have currently determined to defer any decision as to whether or not we will pursue efforts to gain FDA approval for the Hypo-Pro, or to undertake any other development, sales and marketing efforts concerning such product until the fourth quarter of 2004. No assurances are given that we will continue such efforts for regulatory approval or commercialization of the Hypo-Pro. Factors that management plans to consider include, among others, the estimated cost for additional testing and possible reconfiguration of such product, costs associated with seeking and possibly obtaining FDA approval, costs associated with the commercialization of such product, and the prospective market demand and competitive position of such product within the health care industry.

         As a result of the need to reconfigure and retest certain components of the device in response to prior meetings and discussions with the FDA and OSHA regulatory agency personnel, and financing constraints experienced post-September 11, 2001 through December 31, 2003, our time schedule to seek and obtain FDA approval and to bring this product to market was delayed. Due to prior severe liquidity constraints, we were unable to proceed with further laboratory testing.

         At the end of May 2002, Underwriters Laboratories, Inc. classified the Hypo-Pro as having met certain safety requirements, and is therefore free from reasonably foreseeable risk of fire, electric shock and related hazards.

         The U.S. Patent and Trademark Office advised in the latter half of 2003 that it rejected virtually all of the claims that were proferred in support of the Hypo-Pro potentially receiving patent protection. While the U.S. Patent and Trademark Office advised that it would allow for one claim, as well as one additional claim if certain revisions were made, counsel for the licensor of such product, who was also our then President and a Director, advised that he did not view the patent protection that would be afforded to such claims as meaningful. Accordingly, no further patent protection efforts were undertaken by the licensor of such product.

         We currently believe that we will require substantial funds for laboratory testing, commencement of the FDA approval process and for working capital and general corporate purposes relating to such product, should we decide to proceed with such product's development. We have no formal or informal agreements, arrangements or understandings with any third parties for such funding. No assurances are given that we will secure such necessary funding from any third parties, or that such funding will otherwise be available from operations should we determine to pursue the further development of this product

         FDA Application and Approval Process
         ------------------------------------

         The FDA has regulatory authority over the testing, manufacturing, and sale of the Hypo-Pro in the United States. Pursuant to the Federal Food, Drug and Cosmetic Act (FD&C Act"), the FDA classifies medical devices intended for human use into three classes: Class I, Class II, and Class III.

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

         Any products manufactured or distributed by or for P.D.C. pursuant to FDA approval will be subject to continuing regulation by the FDA. The FD&C Act also requires that medical device products be manufactured in a establishment registered with the FDA which, prior to marketing approval being given by the FDA for such products, will be subject to FDA inspection in accordance with QSR. Labeling, advertising and promotional activities, if undertaken, will be subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission.

         The export of medical devices is also subject to regulation in certain instances. In addition, the marketing and use of medical devices may be regulated by various state agencies.

         The Mandatory Device Reporting ("MDR") regulation will obligate us to provide information to the FDA on injuries alleged to have been associated with the use of a product or certain product failures that could cause injury. If due to FDA inspections, MDR reports or other information, the FDA believes there is non-compliance with applicable law, the FDA can institute proceedings to detain or seize products, enjoin future violations, or assess civil and/or criminal penalties against a medical device company, its officers and/or employees. Any such action could disrupt operations as to such product for an undetermined time and have a material adverse effect upon business relating to such product.

         In addition to the foregoing, should we seek to manufacture the Hypo-Pro ourselves, which we do not presently intend to do, we will be subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection and fire hazard control. In such event, there can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations and that such compliance will not have a material adverse effect upon our ability to conduct business as to such product.

         The Company through prior management had discussions and a meeting in August 2001 with FDA personnel to explain the Hypo-Pro product, and request assistance in classifying the Hypo-Pro device and outline the preparatory documentation needed to be submitted prior to product submission. We have filed Forms 2891(Initial Registration of Device Establishment) and 2892 (Device Listing), registering both P.D.C. and the Hypo-Pro in the FDA system. Additional informal comments received from the FDA after August 2001 indicated that the device, while then currently considered a Class III product, may be reclassified as a Class II product depending upon the results of testing by an independent laboratory concerning noxious and/or toxic fumes emissions.

         In January 2001, P.D.C. entered into a Medical Device Prototype Manufacturing Agreement with Biopass Medical Systems ("Biopass") located in Parkland, Florida to provide the final design, five prototypes, manual and operating instruction for the Hypo-Pro. The initial prototypes were completed and delivered to the Company together with user manual documentation.

         The Company completed its contractual payment obligations to Biopass for work performed and may engage Biopass on an hourly basis as may be needed post-additional laboratory testing, if ever undertaken, for updating user manuals and for purposes of assistance concerning other possible regulatory submissions.

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

         Such firm continues to be available to provide these services on an as needed hourly basis and we may utilize such firm for one or more of the purposes above if we determine to further proceed with the Hypo-Pro.

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

         OSHA continues to stress the need for zero tolerance of hospital infectious disease controls, including the handling of contaminated syringes and other small contaminants, that remain in the hospital and clinic environment after use on a patient. OSHA estimates that 5.6 million workers in the healthcare industry and related occupations are at risk of occupational exposure to bloodborne pathogens. According to the NIOSH Alert in March 1999, it is estimated that 600,000 to 800,000 needle stick injuries and other percutaneous injuries occur annually among healthcare workers. Studies show that nurses sustain the majority of these injuries and that as many as one-third of injuries relating to sharps (the term generally applied to various devices that collect contaminated syringes and other contaminants) usage have been reported to be related to the disposal process. The Center for Disease Control estimates that 62% to 88% of sharps' injuries can potentially be prevented by the use of safer medical devices. Needle stick injuries and other sharp-related injuries that result in occupational bloodborne pathogen exposure continue to be an important public health concern.

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

         While federal OSHA standards do not apply to public sector employees, there are approximately 26 states with their own OSHA-approved occupational safety and health plans which must now adopt a comparable standard or amend their existing standard if it is not at least as effective as the federal standard in the public sector.

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

         In September 2001, P.D.C. personnel met with OSHA representatives in Atlanta, Georgia at which time the Hypo-Pro was demonstrated. Such meeting had been arranged for the purpose of the FDA having OSHA as a reviewing agency determine compliance of P.D.C.'s Hypo-Pro with OSHA's Bloodborne Pathogen Standard and other safety regulations related to sharps containers. The OSHA representatives at such meeting made a number of recommendations relating to safety factors dealing, generally, with visibility, labeling and handling factors which the Company addressed by making appropriate modifications as suggested by OSHA, the FDA and UL. P.D.C. was further advised at such meeting that if laboratory testing confirmed the process contaminant as decontaminated and the bloodborne hazard removed then, per OSHA's definition of "decontaminant," the processed product would no longer be a hazardous material. It was confirmed at such meeting by such OSHA personnel that P.D.C.'s Hypo-Pro meets OSHA's regulations on bloodborne pathogens (29 CFR 1910.1030) and that P.D.C. may represent such finding in its 5-10(k) application if and when made to the FDA.

         Construction Levels
         -------------------

         In addition to our Hypo-Pro, we also previously developed, manufactured and inventoried various types of construction levels. We previously determined in the latter half of 2002 not to engage in the further manufacturing of these products due to our severe liquidity constraints. While efforts were undertaken from time to time to sell such products to national distributors and others, we were unsuccessful in such efforts due to lack of sufficient funds for marketing and a general lack of interest for such products. Our construction level inventory was previously seized by a former real estate lessor from whom we leased our office and plant facilities for failure to pay rent. Pursuant to a recently executed settlement agreement, such construction levels were returned to us. However, we have determined not to engage in any further sales efforts of such levels due to defects in such products.

Intellectual Property Protection
--------------------------------

         We plan to rely on a combination of trade secret and trademark laws to protect our products and services. Our territory license agreements and franchise agreements contain both confidentiality and non-compete provisions. We also enter into confidentiality agreements with those food manufacturers who manufacture our proprietary products. These measures will afford limited protection, and there can be no assurances given that the steps taken by the Company to protect these proprietary rights will be adequate to prevent misappropriation of its technology by others.

         We have filed trademark applications for the name "Ragin' Ribs" and the RRI logo (which includes a stylized "G" within the "Ragin' Ribs" name) with the U.S. Patent and Trademark Office. We have also filed a trademark/design application for the name "Ragin' Ribs" in Canada.

         No assurances are given that third parties will not otherwise assert patent or trademark infringement and/or other claims against us in the future. The initiation and defense of such claims is expensive and time-consuming with no assurances given of our success.

         See discussion above under "ITEM 1. DESCRIPTION OF BUSINESS - Other Products - Hypo-Pro"concerning the Hypo-Pro and the current lack of patent protection for such product.

Research and Development
------------------------

         We do not currently plan to engage in any significant research and development activities concerning our food products and services.

         Due to our liquidity constraints during our last fiscal year, we did not have any expenditures for research and development. Materials, research and development and tooling costs for the year ended December 31, 2002 were $73,329.

         Should we determine to proceed with FDA approval for the Hypo-Pro and the commercialization of such product, we anticipate that our research and development activities, if any, will focus primarily on product enhancement and additional versions of the Hypo-Pro.

Government Regulation
---------------------

         Each of our and our franchisees' restaurant facilities is and will be subject to licensing and regulation by various state and local health, sanitation, safety, fire and other agencies/departments. Difficulties or failures in obtaining any required licensing or approval could result in delays or cancellations in the opening of new restaurants.

         Our current and planned operations subject us to various federal, state and local environmental laws governing, among other things, emissions to the air, discharge to waters and the generation, handling, storage, transportation, treatment, and disposal of hazardous and non- hazardous substances and wastes. We are not currently aware of any requirements with respect to environmental quality which are expected to have a material effect on our current or planned business and operations.

         Our operations are also subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wages, overtime and other working conditions. A significant number of our franchisees' employees will be paid at rates related to the federal and state minimum wage and increases in the minimum wage, if any, will increase their labor costs.

         We are subject as well to certain guidelines under the Americans with Disabilities Act of 1990 ("ADA"), and various state codes and regulations which require restaurants to provide full and equal access to persons with physical disabilities. We do not believe that compliance with the ADA and such state codes and regulations will materially increase our or our franchisees' capital expenditure or operating costs due to our readily adoptable store model.

         We are also subject to Federal Trade Commission ("FTC") regulation and applicable state laws which regulate the offer and sale of franchises. We are also subject to state laws which regulate substantive aspects of the franchisor
- franchisee relationship. The FTC's trade regulation rule on franchising requires us to furnish to prospective franchisees a franchise offering circular containing information prescribed by this rule.

         State laws which regulate the offer and sale of franchises and the franchisor - franchisee relationship presently exist in a substantial number of states. Such laws generally require registration of the franchise offering with state authorities and regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees, limiting the imposition of standards of performance on a franchisee and regulating discrimination against franchisees in charges, royalties or fees. Although such laws may restrict a franchisor in the termination of a franchise agreement by, for example, requiring "good cause" to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure a default and a repurchase of inventory or other compensation, these provisions are not expected to have a significant effect on our franchise operations. We are not aware of any pending franchise legislation which in our view is likely to significantly affect the operations of the Company.

         As to government regulation concerning the Hypo-Pro, see headings above entitled "FDA Application and Approval Process" and "OSHA Regulations."

Competition
-----------

         We believe our "fast casual" home meal replacement concept in which we offer personal home delivery of fresh, nutritious, delicious, high quality whole meals to the consumer, as well as take-out and dine-in facilities, if desired, to be unique. Competitors within the home meal replacement delivery segment of the industry currently include local and chain pizza and Chinese food establishments. However, such establishments do not offer the variety or type of products, high quality and personal delivery of a whole complete meal similar to our products and services offering. Other types of delivery services enter into agreements with restaurants to deliver their menu offerings; however, such courier type services generally have no expertise in maintaining quality and customer service, and charge varying rates depending on lunch or dinner ranging from approximately $2.00 to $8.00 or a flat percentage fee based on the total bill per delivery for their service. We currently charge $1.00 for delivery, and deliver our food product offering with a three to five mile radius.

         We will also compete with fast-food service operations, other home meal replacement outlets and causal sit-down restaurants. The restaurant industry, particularly the fast food segment with which the Company will compete, is highly competitive with respect to price, service, food quality and location. There are numerous well-established competitors possessing substantially greater financial, marketing, personnel and other resources than the Company. Many of our competitors have achieved significant national, regional and local brand name and product recognition and engage in extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter new markets or introduce new products.

         In addition, the fast food industry is characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns. During the past few years, numerous companies in the fast food industry have introduced products designed to capitalize on the growing consumer preference for fast food products which are, or are perceived to be, healthy, nutritious, and low in calories and fat content. While we believe that our being one of the first to offer "home meal replacement delivered to your door" may offer some competitive advantage, there is no guarantee that competitors having substantially greater financial and other resources and capabilities than the Company may view such concept as attractive and quickly commit more of their financial and marketing resources to such concept.

         We also expect to compete for potential franchisees that are interested in purchasing a restaurant franchise. While we are not aware of a national franchise chain currently specializing in the fast casual "rib" market sector, we expect that competition will intensify. As franchising our operations constitutes a key element of our business plan, our inability for whatever reason(s) to attract potential franchisees to purchase franchises could have a material adverse impact on our business.

         To the extent we pursue efforts to gain FDA approval for the Hypo-Pro and to commercialize such product, we will face competition as the hospital supply and medical products sectors of the healthcare industry in which the Hypo-Pro may be introduced, if at all, are intensely competitive. Many participants in the medical products industry have far greater financial, manufacturing, marketing and sales resources, and more established market recognition in both the domestic and international markets than P.D.C. Our inability to secure any meaningful patent protection for the Hypo-Pro may also negatively impact our ability to compete. As such, no assurances are given that we will successfully compete should we pursue the further development of such product.

Marketing
---------

         Our marketing strategy is to create brand awareness and to differentiate ourselves from competitors.

          We plan to create and sustain brand awareness by marketing our restaurants through community advertising in local newspapers, magazines, radio spots, promotions and sponsorship programs targeted to each restaurant's local market.

         We differentiate ourselves from our competition by stressing our "fast causal" home meal replacement and personal home delivery service of fresh, nutritious, delicious, high quality whole meals to the consumer, as well as the availability of take-out and dine-in facilities, if desired.

         We market our franchises through: (i) traditional advertising in trade journals; (ii) trade show; (iii) business and franchise brokers; and (iv) word of mouth.

         We have established a national advertising fund pursuant to which each franchisee restaurant pays or is expected to pay, one percent (1%) of their sales to such fund for the development of marketing programs. Additionally, each approved national supplier to the franchise system will generally be required to pay a small fee based upon the percentage of products purchased by the Company's franchisees to the national advertising fund. The national advertising fund is currently managed by the Company, but is to be managed by the franchisees at a to-be-determined later point in time. Such fund does not comprise a portion of the Company's assets and is maintained in a segregated bank account.

         We currently market our proprietary products through in-store sales and home delivery. At such time as when we may realize our franchise goals as discussed above under the heading "Growth Strategy," we plan to market our proprietary products through other distribution channels as well, including through the Internet and direct sales to specialty retail chain stores.

         We have not yet determined a marketing strategy for the Hypo-Pro as we have deferred any decision as to whether or not we will pursue efforts to gain FDA approval for the Hypo-Pro, or to undertake any other development, sales and marketing efforts concerning such product until the fourth quarter of 2004.

Insurance
---------

         We do not currently have general liability umbrella insurance, business interruption insurance or key man or director and officer insurance, but plan to seek and obtain such insurance when and as working capital may permit, in management's determination, in such amounts as management deems adequate.

         We provide workers compensation and health insurance through a professional employer organization.

         A general liability umbrella insurance policy is in effect for our Company operated restaurant facility in Tampa, Florida with such coverage amounts as management deems adequate.

         We have not yet considered the product liability and other insurance requirements which may be applicable to the Hypo-Pro, but plan to do so if we proceed with the commercialization of such product.

Seasonality
-----------

         Generally, we do not believe our food service and franchise operations are subject to seasonality. In periods of inclement weather, we believe, but cannot assure, that sales may be subject to increase as we believe consumers may particularly desire the convenience of our home meal replacement delivery service.

Employees
---------

         As of December 31, 2003 we employed a total of two full-time employees, including our then Chief Executive Officer, Mr. Michael Hiler, and our then President, Ms. Sandra Sowers.

         We currently employ a total of six employees, including our Chief Executive Officer, James Cheatham, our President, Paul Smith, and our Chief Financial Officer, Jay Ostrow, at our headquarters. Our other employees include a purchasing manager, controller and administrative assistant. We currently anticipate that we will need to engage additional sales and support personnel over approximately the next twelve months as our franchise operations may further develop. We believe that our relations with our employees are good. None of our employees are represented by a labor union.

         We currently engage two consultants, one of which consults with us on various business, financial and compliance matters, and the other which provides us with financial public relations services (see "ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"). We may engage additional consultants from time to time in the future for various matters, and compensate such consultants for their services with either cash and/or Company securities.

Factors That May Effect Future Operating Results
------------------------------------------------

         Limited Operating History; Losses
         ---------------------------------

         As to our food service and franchise operations, we have a limited operating history and have incurred losses to date from such operations. We presently have one Company owned/operated restaurant, one franchisee operated restaurant and have executed two area development agreements and one territory license agreement. Our food service and franchise operations currently operate at a loss and we cannot assure if or when we will be profitable. While we primarily intend to further develop and expand our franchise operations, no assurances are given that we will successfully do so or that we will ever be or remain profitable. Although management has experience in various segments of the food industry, including fast food, casual dining, fine dining, franchising and manufacturing of food products, such industry experience does not assure our success. Our operations will be subject to all of the risks inherent in and the uncertainties normally associated with the establishment of new restaurants and development of a franchising system within an industry which is very competitive.

         Prior to the Business Combination, we engaged principally in the development of the Hypo- Pro. We did not have any sources of operating revenue and incurred net operating losses since inception through December 31, 2003 of $8,366,435. Such losses resulted principally from expenses relating to the write-off or impairment of property, patent license agreement, inventory and stock- based expenses for compensation and professional fees.

         Going Concern Considerations
         ----------------------------

         Our financial statements referred to in ITEM 7. of this Report and appearing in ITEM 13. have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management recognizes that we must generate capital and revenue to enable us to achieve profitable operations. We are planning on obtaining additional equity and/or debt financing to meet current and short term needs from one or more existing shareholders and/or possibly other sources, although we have no firm commitments for such funds. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon us obtaining revenues and equity capital and ultimately achieving profitable operations. However, no assurances can be given that we will be successful in these activities. Should any of these events not occur, our financial statements will be materially affected.

         Need for Additional Funding
         ---------------------------

         Our ability to continue operations and to meet our capital needs depends on our continued ability to obtain funding from outside sources, as working capital and current cash flow from operations is not adequate to sustain operations. We currently estimate that we will require up to approximately $750,000 (excluding any further Hypo-Pro development which will require additional funding yet to be determined) to fund our daily operations for approximately the next twelve months, which currently include further integration activities relating to the Business Combination, franchise development and related matters. We cannot presently assure as to when, if ever, cash flow from operations will be adequate to sustain operations.

         If funds are raised by issuing equity securities, or securities or instruments convertible into equity securities, further dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. There can be no assurance that financing will be available when needed, or if available, on acceptable terms. We have no firm commitments, arrangements or understandings for any financing at this time, but plan to continue to seek and raise funds on a private placement basis, or otherwise, from one or more outside funding sources. Insufficient funds will require us to curtail our planned activities and operations to a level not yet presently determinable, and further delay the development of the Hypo-Pro should we determine to proceed with such product.

         We will be required to comply with applicable federal and state securities laws in connection with the sale of Company securities. Various states have their own particular securities law requirements. The State of Florida, in which our corporate offices are located and in which we currently conduct our principle operations, provides, that when private placement sales are made to five or more persons in the state, such sales shall be voidable by the purchaser either within three days after the first tender of consideration is made by the purchaser to the issuer, an agent of the issuer, or an escrow agent or within three days after the availability of that privilege is communicated to the purchaser, whichever occurs later.

         We attempted during our last fiscal year to obtain needed funding for the Hypo-Pro for the purposes described herein, but were not successful in such efforts to secure any meaningful funding, and no assurances are given that we will ever secure such funds. Our extremely limited operations during such period were funded primarily by informal loans made by our then President, which aggregated $243,872 at December 31, 2003 and through February 16, 2004, which loans were unsecured, payable on demand and without interest.

         Our current articles of incorporation, as amended, contain a provision granting shareholders preemptive rights. While we plan to undertake an amendment to our articles of incorporation to delete such provision, until such time as an amendment may be effected, such provision could adversely impact our ability to obtain financing.

         Dependence on Market Acceptance
         -------------------------------

         The success of our food service and franchise business is dependent upon, among other things, our ability to continue to satisfy the tastes and dietary habits of consumers. Consumer tastes are subject to change and our inability to anticipate or satisfy same could result in a reduced demand for the Company's products and services, which in turn could have a material adverse effect upon us and our operations.

         Dependence on Management
         ------------------------

         Our success is materially dependent upon the ability and continued services of our executive officers, Messrs. James Cheatham, Chairman and Chief Executive Officer; Paul Smith, President; and Jay Ostrow, Chief Financial Officer. Messrs. Cheatham, Smith and Ostrow plan to continue to devote substantially all of their time to the Company. We have entered into employment agreements with Messrs. Cheatham and Smith and plan to enter into employment agreements with certain other later retained key personnel on such terms and conditions as may be deemed reasonable by the Company's Board of Directors. However, there can be no assurances that the we will be able to retain the services of any of such persons. We do not presently maintain key person insurance policies with respect to any of our management, but intend to obtain such insurance in such amounts as we deem reasonable when working capital may permit in management's determination. Even if obtained, no assurances are given that the amounts of any such insurance obtained will adequately compensate the Company. The loss of management and/or key personnel could have a materially adverse impact on the Company

         Control by Management
         ---------------------

         Management of the Company currently owns approximately 83% of the Company's outstanding common stock. Since our shares do not have cumulative voting rights, such persons are currently in a position to control the policies and affairs of the Company.

         We Will Depend on Our Franchise Operations for Our Success
         ----------------------------------------------------------

         Our growth strategy with respect to our food service and franchise business is to emphasize the development of franchised restaurants as a means of accelerating our penetration into the marketplace by allowing us to build a significant store base and establish consumer awareness. Our franchisees will, therefore, play an integral part of our business. Our inability to attract qualified franchisees and area developers to purchase and successfully develop franchises, or our inability to negotiate and execute definitive franchising and area development agreements could have a material adverse impact on our business. We are materially dependent upon our relationships with our current area developers, territory operator and franchisee.

         Our Financial Results Will be Affected by the Financial Results of Our
         ----------------------------------------------------------------------
Franchisees
-----------

         We plan to receive royalties from our franchisees. Accordingly, our financial results are and will be related to the operational and financial success of our franchisees. If sales trends or economic conditions deteriorate for our franchisees, their financial healthy may negatively affect our financial health. Franchisees may refuse to renew their franchise agreements, which may result in decreased royalties, or could demand restructured franchise agreements, which may also result in reduced franchise royalty rates in the future.

         We Depend on Our Suppliers to Deliver Quality Food Products to us
         -----------------------------------------------------------------
Timely
------

         Our profitability is dependent on, among other things, our continued ability to offer fresh, high-quality food at moderate prices. Currently, we rely upon independent suppliers and distributors. We currently rely upon one master purveyor to supply us with approximately 50% of our food requirements. We regularly seek quotes from other purveyors to ensure that we are receiving competitive pricing. There are numerous master and other purveyors and accordingly, we believe that we can readily secure one or more alternative purveyors should we so desire for any reason.

         Adverse Publicity Regarding Beef Could Negatively Impact our Business
         ---------------------------------------------------------------------

         Given the events regarding afflictions affecting livestock in various parts of the world such as "mad cow" disease, it is possible that the production and supply of beef could be negatively impacted. A reduction in the supply of beef could have a material effect on the price at which it can be obtained. There has been an increase in beef prices directly related to the ban on certain Canadian beef resulting from mad cow disease. Such disease, as well as concerns regarding hormones, steroids and antibiotics may cause consumers to reduce or avoid consumption of beef. Our inability to procure beef at reasonable terms and prices, or any reduction in consumption of beef by consumers could have a material adverse effect on our financial condition and results of operations.

         Competition
         -----------

         The restaurant, food service and franchise industry is intensely competitive. Many of our competitors within such industry, which include both private and public companies, have far greater financial, marketing, sales and other resources, and more established market recognition in both the domestic and international markets than the Company. One or more of such competitors may find the segment in which we operate to be attractive and utilize resources to compete directly with us within such segment. We therefore cannot assure that we will successfully compete, notwithstanding any successes we may experience in obtaining any market penetration.

         The hospital supply and medical products sectors of the healthcare industry in which the Hypo-Pro, if commercialized, will be introduced, is also intensely competitive. Many prospective competitors within such sectors have far greater capital, marketing and other resources than the Company. Additionally, our inability to secure any meaningful patent protection for the Hypo-Pro may also negatively impact our ability to compete. As such, no assurances are given that we will successfully compete if we determine to further proceed with the development of such product.

         We May Be Unable to Recover Increased Operating Costs Through Price
         -------------------------------------------------------------------
Increases
---------

         An economic downturn that decreases our customers' disposable incomes would have a negative impact on our sales and profitability. In addition, unfavorable macroeconomic trends or developments concerning factors such as increased food, labor and employee benefit costs and availability of experienced employees may also adversely affect our financial condition and results of operations. We may be unable to increase prices to match increased costs without further harming our sales. If we are unable to raise prices in order to recover increased costs for food, fuel, utilities, wages, clothing and equipment, our profitability will be negatively affected.

         We Face Commodity Price and Availability Risks
         ----------------------------------------------

         We purchase various commodities and agricultural products that are subject to price volatility caused by weather, market conditions and other factors that are not predictable or within our control. Increases in commodity prices, such as has recently occurred with pork and beef prices, could result in lower restaurant-level operating margins for our restaurant concept. This is particularly true as to pork products which constitute approximately 58% of our and our current franchisee's sales revenue. Occasionally, the availability of certain commodities may be limited due to circumstances beyond our control. If we are unable to obtain such commodities, we may be unable to offer related products, which would have a negative impact on our profitability.

         Our Business May Be Impacted by Increased Insurance Costs
         ---------------------------------------------------------

         If we or our franchisees experience increase in workers' compensation insurance, health insurance or general liability insurance, we or our franchisees may be unable to pass such increases along to the consumer through product price increases, resulting in decreased operating results.

         Compliance With Environmental Laws May Affect Our Financial Condition
         ---------------------------------------------------------------------

         We and our franchisees are subject to various federal, state and local environmental laws. These laws govern discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes. These laws may also impose liability for damages from and the costs of cleaning up sites of spills, disposals or other releases of hazardous materials. We and our franchisees may be responsible for environmental conditions or contamination relating to restaurants and the land on which restaurants are located, regardless of whether the restaurants are leased or owned and regardless of whether such environmental conditions were created by us, our franchisees or by a prior owner or tenant. The costs of any cleanup could be significant and have a material adverse effect on our financial position and results of operations.

         Nature of Our Business Exposes Us to Potential Litigation
         ---------------------------------------------------------

         We interact daily with vendors, franchisees, customers, employees and others. In the ordinary course of business, disputes may arise for a number of reasons. We cannot be certain that we will prevail in every legal action brought against us or that the amount of insurance, if any, that we may have relating to such occurrence will be adequate to fund any successful claims against the Company, which could materially adversely affect our business and operations.

         Economic Uncertainty
         --------------------

         The U.S. economy continues to reflect uncertainty, exacerbated by the events of September 11 and recent subsequent events related to such attack, including the Iraq conflict. We are currently unable to predict with any certainty the impact, if any, such economic uncertainty may have on our current and prospective food service and franchise operations, on our financial condition or results of operations. While we believe, based upon recent limited results from operations, that our food product and service offering may find consumer support and appeal even in such troubled times, due to the quality, price point and home delivery feature of our food products and services, we cannot assure that we are correct in such belief due to such results only being for a limited time period.

         During the fiscal year ended December 31, 2003 and currently, we have found that traditional as well as other sources of financing are substantially more difficult to access. If we continue to find this to be the case, and cannot otherwise access capital as required or otherwise desired, our business and operations will be severely negatively impacted even if demand for our products may be present as working capital and current cash flow from operations is not adequate to sustain operations.

         Possible Need for Additional Management and Other Personnel
         -----------------------------------------------------------

         In the event we are successful in expanding our franchise operation over approximately the next twelve months, we will require additional management, sales, marketing and support personnel. While we currently believe due to the size of the restaurant industry that qualified personnel are, and will be, available on terms favorable to the Company, no assurances are given that we are correct in such belief. Our inability for whatever reason to retain the services of such personnel could adversely affect our ability to effectively manage and support our franchise operations and thereby adversely affect our business and results of operation.

         Our Sales and Profits May Be Materially and Adversely Affected By Our
         ---------------------------------------------------------------------
Inability to Integrate Acquisitions Successfully
------------------------------------------------


         Our future results of operations and cash flow may depend in part upon our ability to integrate acquisitions, if any, with food manufacturers and/or food processors with our then current operations. If we are unable to achieve the strategic operating objectives we anticipate from such acquisitions, we may experience increased costs or decreased sales which would have a negative impact on our results from operations. Strategic operating initiatives that we may be unable to achieve include economies of scale in operations, cost reductions, sales increases and marketing initiatives.

         Lack of Cash Dividends
         ----------------------

         We have not paid any cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future.

         Penny Stock Regulations and Restrictions
         ----------------------------------------

         The Commission has adopted regulations, which generally define penny stocks to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. At present, the market price of our common stock is substantially less than $5.00 per share and therefore may be designated as a "penny stock" pursuant to the rules under the Exchange Act. Such a designation requires any broker or dealer selling such securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser, and determine that the purchaser is reasonably suitable to purchase such securities. These rules may restrict the ability of broker/dealers to sell our common stock and may affect the ability of investors to sell their shares. The issuance of large amounts of common stock upon conversion, or otherwise, and the subsequent sale of such shares may further depress the price of the common stock. In addition, since each new issuance of common stock dilutes existing shareholders, the issuance of substantial additional shares may further depress the price of our common stock and may eventually cause a change of control of the Company.

         Possible Volatility of Stock Price
         ----------------------------------

         The price of our common stock has fluctuated substantially since it began trading on the OTCBB and is likely to continue to do so. Factors such as our continued liquidity constraints, market acceptance of our restaurants, ability to attract qualified area developers, territory operators and franchisees, to purchase franchises, our inability to negotiate and execute definitive area development, territory license and franchisee agreements, our success or lack of success in our efforts to secure needed equity and/or debt financing, fluctuations in our operating results, the potential sale and sale of our issued and outstanding restricted stock as it becomes eligible for sale under Rule 144, and economic and market conditions, could have a significant impact on the future price of our common stock. In addition, should we not be able to continue to afford the expense of reporting under the Exchange Act, or file required Exchange Act reports with the Commission on an untimely basis, our common stock will shortly thereafter be delisted from the OTCBB. In such event, our common stock may only be traded, if at all, in the OTC "Pink Sheets" which frequently provides less liquidity and greater volatility for securities traded on such market, larger spreads between bid and ask prices, and is typically less followed by market participants.

ITEM 2.  DESCRIPTION OF PROPERTY

         Due to our then severe liquidity constraints, in approximately mid-April, 2003, we relocated our corporate office to our then President's residence located in Coral Springs, Florida. Such facility was provided to the Company on a rent-free basis through approximately mid-February 2004. The value of such services provided was nominal. Prior thereto, our corporate facility had been located at 3838 NW 126th Avenue, Coral Springs, Florida 33065. Such facility, which occupied approximately 2,000 square feet, was subject to a base rent, excluding sales tax and other charges, of $1,700 per month, with an annual cost of living adjustment over the term of the lease. The lease agreement for such facility, dated October 14, 2002, was to expire in November 2004. The landlord of such facility informally agreed to retain previously pre-paid first and last month's rent as well as a security deposit equal to a month's rent, and to allow the Company to vacate such premises without any further liability to the Company. See also "ITEM 3. LEGAL PROCEEDINGS" below.

         In February 2004, we relocated our corporate office to 501 South Dakota Avenue, Suite 1, Tampa, Florida 33606. Such facility, which occupies approximately 4,500 square feet, is subject to an annual rental of $38,400 plus applicable sales tax. The lease agreement for such facility, which is dated June 2, 2003, is to expire May 31, 2006, but provides an option to renew for an additional five years. We currently believe that such office space will be sufficient for our anticipated needs for the foreseeable future.

         In October 2003, Henderson One Group, Inc., a majority-owned subsidiary of RRI, entered into a three year lease for the franchise located at 3636 Henderson Blvd., Tampa, Florida. Such facility, which occupies approximately 1,886 square feet, is subject to a monthly rental of $3,210. The lease agreement for such facility is to expire on October 31, 2006, but provides an option to renew the lease three times on the same terms and conditions with a 6% increase in the rent at the beginning of each term.

ITEM 3.  LEGAL PROCEEDINGS

         L.A.W. Properties Coral Springs L.C. v. P.D.C. Innovative Industries, Inc., Circuit Court of the 17th Judicial Circuit in and for Broward County, Case No. 02-016659(09). A judgment was previously entered against the Company in the amount of approximately $228,000 for the alleged balance due under the terms of the lease agreement relating to its former leased facility located at 3701 NW 126th Avenue, Bay 5, Coral Springs, Florida 33065, including related litigation costs. The landlord of such facility was in possession of our construction levels, certain machinery, furniture and office equipment (the "Equipment'). On March 11, 2004, we entered into a Settlement and Release Agreement which provides, in pertinent part, that we shall pay to L.A.W. Properties Coral Springs LC ("LAW") $25,000 on June 30, 2004 and LAW shall execute and file a Satisfaction of Judgment and release all Equipment to us.

                       ----------------------------------

         During 2003, we were indebted to one of our vendors for services performed in the approximate amount of $51,102. The balance was personally guaranteed by our then President, Sandra Sowers; however, pursuant to an indemnity and release agreement by and between Ms. Sowers and the Company, executed on February 16, 2004, we agreed to indemnify and release Ms. Sowers relating to such guarantee, among other matters. The balance has been demanded in full by the vendor, however, no payments have been made through the date hereof.
                      -------------------------------------

         Prior to its merger with the Company in July 2000, Sterile-Pro entered into a subscription agreement with the purchasers of certain convertible debentures who agreed to purchase $1,000,000 of the debentures at 90% of the face amount. The debentures had become an obligation of the Company as a result of the merger and were to mature on July 12, 2002.

         In July 2001, a lawsuit was filed by the holders of the debentures alleging breach of financial obligation by the Company. Prior to the Company filing an answer and/or counterclaim to the suit, the plaintiffs agreed to drop the lawsuit, and the Company did not have to pay any monies to the plaintiffs as settlement on the suit. On November 21, 2001, the suit was dismissed with prejudice, and each of the parties were responsible for their own legal fees and costs. As a result of this settlement, the Company is required to donate to the charity of their choice the remaining amount due on such debentures of $559,443 at December 31, 2002. The Company shall endeavor to utilize its best efforts to fulfill its obligation and satisfy this debt. The balance of this obligation has been classified as a short-term liability on the December 31, 2003 balance sheet.

                        ---------------------------------

         In April 2001, we entered into a funding agreement with IDT Group, Inc. ("IDT") for an aggregate installment price of $1,000,000 of which $200,000 was funded. Certain disputes concerning such funding agreement subsequently ensued. 245,902 shares of the Company's common stock were escrowed with IDT's counsel in connection with such funding agreement which have yet to be returned to the Company. In January 2002, counsel for the Company sent correspondence to IDT's counsel setting forth a proposal to amicably resolve this matter, which proposal was rejected. There has been no further communication with IDT since the time such proposal was rejected. We have not been able to further pursue this matter due to liquidity constraints.

         We are not presently a party to any litigation, nor to our knowledge is any litigation threatened against the Company which may materially affect us except as otherwise disclosed above. See also "ITEM 1 - DESCRIPTION OF BUSINESS" concerning outstanding federal and state payroll tax obligations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 2, 2003, and in accordance with applicable Nevada law, our Board of Directors and a majority of the holders of the then issued and outstanding shares of the Company's common stock approved, by a written consent of directors and majority shareholders, an amendment to the Company's current Articles of Incorporation, as amended, to increase the maximum number of shares that the Company shall be authorized to issue and have outstanding at any one time from 125,000,000 pre-split to 210,000,000 post-split, to be divided into two classes as follows: (a) 200,000,000 shares of common stock, par value $.001 per share and (b) 10,000,000 shares of preferred stock, par value $.001 per share, and to effect a reverse split of the Company's common stock of 1:20 (pursuant to which the number of authorized shares of Common Stock will be 200,000,000 following such reverse split, and any fractional shares post- split will be rounded up to the next whole share) (the "Reverse Split"). We filed a definitive information statement with the Commission relating to the Amendment and commenced mailing such definitive information statement to our shareholders on December 16, 2003. In connection with such Reverse Split, the Company's trading symbol on the OTCBB was changed from "PDCI" to "PDCN" and was reflected as of the opening of trading on January 5, 2004, East Coast Time.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is currently traded on the OTCBB under the symbol PDCNE as we did not timely file this Form 10-KSB with the Commission. We anticipate that the "E" will be removed from our trading symbol shortly after the filing of this Form 10-KSB with the Commission and resume as PDCN. The following table sets forth, for each of the quarterly periods then ended, the high/low bid prices for our common stock, as reported by otcbb.com for the first quarter of the fiscal year ended December 31, 2004 and for the fiscal year ended December 31, 2003, and as reported by nasdaq.com for the fiscal year ended December 31, 2002. These per share quotations reflect inter-dealer prices in the over-the-counter market without retail markups, markdowns, or commissions and may not necessarily represent actual transactions. Such quotations reflect the Reverse Stock Split, effective January 5, 2004.

QUARTER ENDING                                                      HIGH/LOW BID
--------------                                                      ------------

FISCAL YEAR 2004
March 31, 2004                                                        $.811/.003

FISCAL YEAR 2003
March 31, 2003                                                         $2.20/.14
June 30, 2003                                                           $.30/.12
September 30, 2003                                                    $70.02/.08
December 31, 2003                                                       $.12/.04

FISCAL YEAR 2002
March 31, 2002                                                        $5.20/1.90
June 30, 2002                                                         $4.20/1.80
September 30, 2002                                                     $2.10/.62
December 31, 2002                                                      $1.80/.42

         The number of beneficial holders of record of the common stock of P.D.C. as of the close of business on April 21, 2004 was approximately 288; however, many of the shares are held in street name and consequently do not reflect beneficial owners.

Recent Sales of Unregistered Securities
---------------------------------------

         For the period October 1, 2003 through December 31, 2003, we did not effect any sales of unregistered Company securities. Information for prior sales occurring during the last three years, other than fourth quarter period sales for the last two fiscal years which are set forth below (which sales were previously reported in the Company's Forms 10-KSB/A and Form 10-KSB for such respective periods), has been reported in the Company's previously filed quarterly reports and, accordingly, is not required to be furnished herein.

         For the period October 1, 2002 through December 31, 2002, the following sales were effected pursuant to Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act"), based upon the limited number of offerees, their relationship to the Company, the number of shares offered in each offering, the size of the respective offerings, and the manner of each offering:

         In October 2002, we issued 83,333 shares of our restricted common stock to an existing stockholder, valued at $.30 per share, for an aggregate of $25,000.

         In October 2002, we issued 6,667 shares of our restricted common stock to an existing stockholder, valued at $.30 per share, for an aggregate of $2,000.

         On December 31, 2002, we agreed to issue 250,000 shares of our restricted common stock to Desarrollo Corporativo Logonet De Costa Rica Sociedad Anonima for prior business and consulting services rendered, valued at $.86 per share.

         For the period October 1, 2001 through December 31, 2001, the following sales were effected pursuant to Section 4(2) under the Securities Act, based upon the limited number of offerees, their relationship to the Company, the number of shares offered in each offering, the size of the respective offerings, and the manner of each offering:

         In October 2001, we issued 5,000 shares of restricted common stock to the Spechler Family Partnership for $46,000 ($9.20 per share).

         In November 2001, we issued 750 shares of restricted common stock to David Feingold, Esq. for legal services rendered, valued at $7.00 per share.

         In December 2001, we issued an aggregate of 147,857 shares of restricted common stock to several individual accredited investors for an aggregate of $207,000.

Dividends
---------

         We have not paid any stock dividends within the last two fiscal years. We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the future. We intend to retain future earnings, if any, to fund the development and growth of our business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read together with the information contained in the Financial Statements and related Notes included elsewhere in this Report.

Plan of Operation
-----------------

         During the fiscal year ended December 31, 2003, and for several years prior thereto, we were engaged principally in the development of the Hypo-Pro, a device designed to dispose of contaminated hypodermic syringes at the site of use. As a result of liquidity constraints, which were particularly severe during our last fiscal year, we were unable to engage in additional laboratory testing, or to seek and obtain FDA approval for such product, which steps we believed necessary in order to commercially market and potentially sell such product. As such, we have not had any revenues from operations in the last several years.

         As a result of our acquisition in February 2004 of RRI, we are since such time an owner, operator and franchisor of restaurants offering high quality and value priced home delivery, take-out and dine-in whole meal replacement under the name "Ragin' Ribs." We presently have one Company owned/operated restaurant, one franchisee operated restaurant and have executed two area development agreements and one territory license agreement.

         During the next twelve months, our plan of operation principally entails the franchising of our fast casual restaurant model which offers nutritious, quality and reasonably priced home meal replacement for home delivery as well as take-out and dine-in, and selling our proprietary food products through a franchise system and traditional distribution network.

         We currently plan to derive revenue primarily from revenue from franchise operations, including franchise and royalty fees, and to lesser extent, from sales from our Company owned/operated restaurant, and, to a lesser extent, the sale of Company proprietary food products through retail and possibly wholesale channels of commerce.

         We have currently determined to defer any decision as to whether or not we will pursue efforts to gain FDA approval for the Hypo-Pro, or to undertake any other development, sales and marketing efforts concerning such product until the fourth quarter of 2004.

         We will be required to seek and obtain additional capital from outside funding sources for our food service and franchise operations as working capital and current cash flow from operations is not adequate to sustain operations. We currently estimate that we will require up to approximately $750,000 (excluding any further Hypo-Pro development which will require additional funding yet to be determined) to fund our daily operations for approximately the next twelve months, which currently include further integration activities relating to the Business Combination, franchise development and related matters. We currently believe that we can satisfy our cash requirements for only approximately three months in the event we do not secure otherwise needed capital. There can be no assurance that financing will be available when needed, or if available, on acceptable terms. We have no firm commitments, arrangements or understandings for any financing at this time, but plan to continue to seek and raise funds on a private placement basis, or otherwise, from one or more outside funding sources.

         Operating expenses for our Company operated/owned restaurant are and will consist primarily of food and food packaging costs, payroll and other costs associated with employee benefits and occupancy and other operating expenses.

         Our franchise operating costs are expected to include franchise selling costs and franchise administrative support. Our revenue and expenses from our franchise operations are expected to be directly affected by the number of territory franchises sold and the related sales volume of each franchised restaurant.

         As our growth strategy is to emphasize the development of franchised restaurants, our success is contingent upon our ability to attract qualified area developers, territory operators and franchisees to purchase franchises, and our ability to negotiate and execute definitive area development, territory license and franchisee agreements. In the event our franchise operators experience financial difficulties from time to-time, such event could materially impact us. We plan to closely monitor the financial condition of our franchisees and record provisions for estimated losses on receivables when we believe our franchisees will be unable to make their required payment to us.

         We believe we will possibly have to significantly increase our number of employees, principally additional management, sales, marketing and support personnel, to the extent we are successful in expanding our franchise operations. Due to the size of the restaurant industry, we currently believe that qualified candidates for such positions are, and will be, readily available on terms favorable to the Company.

         We do not currently believe that we will engage in any product research and development over the next twelve months or that we will effect the purchase or sale of plant and significant equipment.

         Following the acquisition of RRI, management immediately set forth a plan to negotiate and settle certain Company obligations. The judgment previously obtained by the Company's prior landlord has been settled with a payment of $25,000 due at the end of the second quarter of 2004. In the event of and upon such payment, the Company's liabilities will be reduced by $228,000. Several smaller accounts payable obligations have also been settled. We plan to continue to negotiate with the Company's creditors and to enter into settlement agreements where possible.

         In the event we are successful in meeting our franchise goals, which entail expanding our franchise operation so as to have an aggregate of approximately 100 franchisee restaurant facilities under contract, we plan to seek to acquire one or more food manufacturing and/or food processing facilities. Our plan strategy is to first acquire those facilities that provide the proprietary products being sold to our franchises. In the event such goal is accomplished, we plan to target food manufacturing facilities having unique proprietary products. We do not currently anticipate implementing such acquisition strategy in fiscal year 2004, and believe that we will require additional funding from outside sources to accomplish such acquisition goals.

         Off-Balance Sheet Arrangements
         ------------------------------

         We have no off-balance sheet arrangements.


         Known Trends and Uncertainties
         ------------------------------

         Approximately 58% of our sales revenue is, and is anticipated for the foreseeable future to continue to be from pork. Pork prices have been increasing and are anticipated to be subject to continued increase for the foreseeable future. There has also been an increase in beef prices directly related to the ban on certain Canadian beef resulting from mad cow disease. Particularly as a result of the increase in pork and beef price, increases in such commodity prices could result in lower restaurant-level operating margins for our restaurant concept and therefore negatively impact our results of operations.


         Impact of Inflation
         -------------------

         Inflation has an impact on food and packaging, construction, occupancy, labor and benefit costs, all of which can significantly affect our operations. Historically, consistent with the industry, we have been able to pass along to our customers, through prices increases, higher costs arising from these inflationary factors.


         Seasonality
         -----------

         Generally, we do not believe our food service and franchise operations are subject to seasonality. In periods of inclement weather, we believe, but cannot assure, that sales may be subject to increase as we believe consumers may particularly desire the convenience of our home meal replacement delivery service.

Critical Accounting Policies
----------------------------

         Stock Based Compensation
         ------------------------

         From time to time, we have issued and plan to continue to issue shares of our common stock to certain employees and service providers for services rendered and to be rendered. The fair market value of such shares is based on the quoted trading price of our common stock at the grant date.

         Deferred Tax Assets
         -------------------

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

         Recent Accounting Pronouncements
         --------------------------------

         In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149") which provides for certain changes in the accounting treatment of derivative contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company's financial position, results of operations or liquidity.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial position, results of operations or liquidity.

         In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year- end. The disclosure requirements of FIN 45 are effective for the Company for financial statements of interim periods beginning July 1, 2003.. The adoption of FIN 45 did not have a material impact on the Company's financial position, results of operations, or liquidity.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which represents an interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements". ARB 51 requires that a company's financial statements include subsidiaries in which the company has a controlling financial interest. That requirement usually has been applied to subsidiaries in which the company has a majority voting interest. However, the voting interest approach is not effective in identifying controlling financial interests in entities (referred to as " variable interest entities") that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. FIN 46 provides guidance on identifying variable interest entities and on assessing whether a company's investment in a variable interest entity requires consolidation thereof. FIN 46 is effective immediately for investments made in variable interest entities after January 31, 2003 and it is effective in the first fiscal year or interim period beginning after June 15, 2003 for investments in variable interest entities made prior to February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial position, results of operations, or liquidity.

ITEM 7. FINANCIAL STATEMENTS

         The Company's Financial Statements and the Notes thereto appear in ITEM
13. of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The information required by this Item 8. as to the Company's fiscal year ended December 31, 2002 has been previously reported in a Form 8-K filed with the Commission on April 16, 2003 and in a Form 8-K /A filed with the Commission on May 13, 2003.

ITEM 8A. CONTROLS AND PROCEDURES

         As of December 31, 2003, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, such persons concluded that the Company's disclosure controls and procedures as of the end of the period covered by this Report, have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Commission rules and forms. There have been no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Effective February 16, 2004, we now have a Chief Financial Officer and a controller.

         It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth certain information concerning each of the Company's directors and executive officers through the fiscal year end and immediately prior to the closing of the Business Combination:

    Name                            Age                        Position
    ----                            ---                        --------

Sandra Sowers                       65                   President, Secretary,
                                                         Treasurer, and Director

Michael Hiler                       44                   Chief Executive Officer

Fern Marlene Kennedy                67                   Director

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

         Ms. Sandra Sowers has served as President, Secretary, Treasurer, and Director of P.D.C. Florida and continued in such positions with P.D.C.

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

         Ms. Fern Marlene Kennedy was appointed to fill a vacancy on the Board of Directors on April 19, 2002. Prior thereto, from 2000 to the time of such appointment, Ms. Kennedy was not employed. From 1991 to 1999, Ms. Kennedy was employed in the medical records department of Fawcett Memorial Hospital located in Port Charlotte, Florida.

         See also "ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         The directors and officers of the Company immediately subsequent to the closing of the Business Combination, and currently, and further information concerning such persons, are as follows:

    Name                            Age                         Position
    ----                            ---                         --------

James Cheatham                      67                  Chief Executive Officer,
                                                        Director

Paul Smith                          57                  President, Secretary,
                                                        Treasurer and
                                                        Director

Jay Ostrow                          50                  Chief Financial Officer

         Mr. James Cheatham, RRI's founder, has been RRI's Chairman of the Board and Chief Executive Officer since its inception in September 1998 and its President from inception through April 2003. From 1980 to 1998, among other things, Mr. Cheatham served as a business consultant in the hospitality industry focusing on organizational structure, marketing, franchising, strategic planning and corporation development. Mr. Cheatham's prior hospitality industry experience includes serving as President of Wendy's of Atlanta (a franchisee), and serving as President of Cindy's of Atlanta, an operator and franchisor of fast food restaurants.

         Mr. Paul Smith has been a Director and RRI's President, Secretary and Treasurer since April 2003. From 2001 to April 2003, Mr. Smith was a consultant in the hospitality industry. From 1996 to 2001, Mr. Smith served as Chief Executive Officer of Foodvision.com, Inc., a publicly-traded hospitality internet company located in Atlanta, Georgia. From 1989 to 1995, Mr. Smith served as President of PRS Hospitality, Inc., a boutique hospitality consulting company located in Atlanta, Georgia. Prior to such time, from 1980 to 1989, Mr. Smith was President of York Hannover Amusements, Ltd., a hotel and leisure company located in Canada. Mr. Smith filed for personal bankruptcy under Chapter 7 of the U.S. Bankruptcy Code on January 3, 2003 in the U.S. Bankruptcy Court, Northern District of Georgia. An Order of Discharge was issued on April 13, 2003.

         Mr. Jay Ostrow has been the Chief Financial Officer of RRI since February 16, 2004. Mr. Ostrow has completed fourteen years of financial management and accounting services for multi-unit restaurant corporations including dinner house, casual-themed and franchised restaurants in Florida. From 2002 to 2003, Mr. Ostrow served as the Director of Finance for Talk Visual Corporation, a publicly held telecommunications company located in Miami, Florida. From 2000 to 2001, Mr. Ostrow served as the Chief Financial Officer of Stampede Worldwide, Inc., a publicly held technology company located in Tampa, Florida. From 1998 to 2000, Mr. Ostrow served as the Corporate Controller of Wizard Studios, Inc., a privately held event management and production company located in Clearwater, Florida.

          Our directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Currently, there are no family relationships between the directors, executive officers, significant employees or any other person who may be selected as a director or executive officer of the Company. None of the Company's directors or executive officers is a director of any company that files reports with the Commission. Officers serve at the discretion of the Board, subject to any employment agreements. There are no agreements with respect to the election of directors. We have not compensated our directors for service on the Board of Directors or any committee thereof and we have no current plans to establish such a compensation plan. Directors are not reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors.

         No director, officer, affiliate or promoter of P.D.C. has within the past five years been subject to any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time, been convicted in or been the subject of any pending criminal proceedings (excluding traffic violations and other minor offenses), or has been the subject of any order, judgment, or decree involving the violation of any federal or state securities, banking or commodities laws or otherwise limiting involvement in any type of business, securities or banking activity.

Beneficial Ownership Reporting Compliance
-----------------------------------------

         Section 16(a) of the Exchange Act requires that our officers, directors, and persons who beneficially own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Commission and to furnish us with copies.

         We believe that all filing requirements applicable to our officers, directors and persons who beneficially own more than ten percent of our common stock have been complied with during the fiscal year ended December 31, 2003 except as follows: Mr. Hiler, our then Chief Executive Officer, filed his Form 4 late on two occasions relating to sales transactions by his wife resulting in four sales transactions not being reported on a timely basis; Ms. Sowers, our then President, filed her Form 4 late on nine occasions resulting in seventeen transactions not being reported on a timely basis.

Code of Ethics
--------------

         Due to our financial constraints, we have not been able to retain counsel to assist management in the preparation and finalization of a code of ethics. The Company plans to adopt a code of ethics when, in management's determination, working capital permits us to retain counsel for this purpose.

Audit Committee and Audit Committee Financial Expert
----------------------------------------------------

         We do not yet have an audit committee and, therefore, we have no "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee who: (a) understands generally accepted accounting principles and financial statements; (b) is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves;
(c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to the Company's financial statements; (d) understands internal controls over financial reporting; and (e) understands audit committee functions. It is noted that a separate audit committee is not required for issuers whose securities are listed solely on the OTCBB.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth, for the fiscal years ended December 31, 2003, 2002 and 2001 certain information regarding the compensation earned by the Company's Chief Executive Officer and each of the Company's most highly compensated executive officers whose individual aggregate salary and bonus for each of such fiscal years exceeded $100,000.

                               Annual Compensation
                               -------------------

Name and                                                                    Other
Principal Position               Year        Salary          Bonus       Compensation
------------------               ----        ------          -----       ------------
Michael Hiler - CEO,             2003        $22,020          $-0-       $-0-
COO(1)                           2002        $54,320          $-0-       $(2)
                                 2001        $43,464          $-0-       $70,350 (3)

Sandra Sowers - President,       2003        $15,352          $-0-       $-0-
Secretary, Treasurer             2002        $55,600          $-0-       $4,821 (4)
Secretary, Treasurer             2001        $109,200         $-0-       $11,571 (4)

David Sowers - CEO (5)           2001        $-0-             $-0-       $3,500 (6)

Vernon Sowers - CEO (7),         2001        $21,874 (8)      $-0-       $4,300 (9)
Exec.  VP

Harold Harris -Interim (10)      2002        $12,000 (11)     $-0-       $-0-
CEO                              2001        $32,950 (11)     $-0-       $60,000 (12)

(1) Mr. Hiler became Acting Chief Executive Officer in early April 2002 and Chief Executive Officer on April 19, 2002. From June 2001 through April 2002, Mr. Hiler was Chief Operating Officer.

(2) Does not include health insurance premiums of approximately $522 per month in 2002.

(3) Includes $10,350 as 1099 income, and $60,000, constituting approximate fair market value of 50,000 shares of restricted common stock issued to Mr. Hiler's wife as his designee; does not include health insurance premiums of approximately $1,761 paid in 2001.

(4) Includes approximate lease payments and insurance for automobile; does not include health insurance premiums of approximately $1,044 paid in 2002 and $5,069 paid in 2001.

(5) Mr. David Sowers passed away in March 2001.

(6) Includes approximate annual lease payment and insurance for automobile.

(7) Mr. Vernon Sowers served as Chief Executive Officer from March 2001 through June 2001 and passed away in June 2001.

(8) Includes all salary compensation paid to Mr. Vernon Sowers in all capacities during such fiscal year.

(9) Includes approximate annual lease payment and insurance for automobile; does not include health insurance premiums of approximately $741 paid in 2001.

(10) Mr. Harris served as Interim Chief Executive Officer from June 2001 through April 2002 and passed away at that time.

(11) Consulting fees paid to an entity controlled by Mr. Harris; includes all salary compensation paid to Mr. Harris and/or such entity during such fiscal year.

(12) Constitutes approximate fair market value of 50,000 shares of restricted common stock issued to Mr. Harris' consulting entity.

         On June 1, 2002, RRI entered into an employment agreement with Mr. Cheatham to serve as Chief Executive Officer and President and provided for an annual salary of $120,000. Such employment agreement was terminated and a new employment agreement was executed on April 1, 2003. Under the prior employment agreement, approximately $61,653 is due and owing. The current employment agreement provides, among other things, for a five year term and an annual salary of $200,000 payable bi-weekly, and a monthly car allowance of $650, with all automobile expenses to be paid by RRI. Such employment agreement contains a confidentiality provision and provides for 3 years severance to Mr. Cheatham in the event he is terminated by RRI without cause. Under the current employment agreement, approximately $151,404 is due and owing.

         On April 1, 2003, RRI entered into a five year employment agreement with Mr. Smith, our current President. Such employment agreement provides, among other things, for an annual salary of $150,000 payable bi-weekly, bonus plan and a monthly car allowance of $650, with all automobile expenses to be paid by RRI. Such employment agreement contains a confidentiality provision and provides for 3 years severance to Mr. Smith in the event he is terminated by RRI without cause. Approximately $110,333 is due and owing under Mr. Smith's employment agreement.

         There were no stock options or stock appreciation rights granted to any executive officers or directors in the last three fiscal years or any stock option exercises by any of such persons during such time period.

         See also PART III. ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth the beneficial ownership of our common stock as of April 21, 2004 as to: (a) each person known to us who beneficially owns more than 5% of the outstanding shares of our common stock; (b) each current director and executive officer; and (c) all of our executive officers and directors as a group:

Name and Address of            Number of Shares               Percentage of Outstanding
Beneficial Owner (1)           Beneficially Owned (2)         Shares of Common Stock (3)
--------------------           ----------------------         --------------------------
James Cheatham (4)             32,618,218(5)                           59.49%
c/o Company
501 South Dakota Avenue
Suite 1
Tampa, Florida 33606

Paul Smith (6)                 12,618,218                              23.01%
c/o Company
501 South Dakota Avenue
Suite 1
Tampa, Florida 33606

Jay Ostrow (7)                 100,000                                 *
c/o Company
501 South Dakota Avenue
Suite 1
Tampa, Florida 33606

All officers and directors     45,236,436                              82.50%
as a group(3) persons

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

(3) All percentages are based on 54,829,805 shares issued and outstanding as of April 21, 2004.

(4) Mr. Cheatham is our Chief Executive Officer and a Director.

(5) Includes 30,000,000 shares owned by the James E. Cheatham Trust, a trust of which Mr. Cheatham is the settler, trustee and sole beneficiary. Does not include 100,000 shares owned by Joanne Cheatham, Mr. Cheatham's wife as Mr. Cheatham does not have voting power of such shares and disclaims beneficial ownership.

(6) Mr. Smith is our President, Secretary, Treasurer and a Director.

(7) Mr. Ostrow is our Chief Financial Officer.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On February 16, 2004, each of Messrs. Cheatham and Smith acquired 31,506,000 and 11,506,000 shares, respectively, of the Company's common stock in connection with the Business Combination in exchange for a like number of shares of RRI common stock. Mr. Cheatham's wife acquired 100,000 shares of the Company's common stock in connection with such transaction in exchange for a like number of shares of RRI common stock. Mr. Cheatham does not have voting power of his wife's shares and disclaims beneficial ownership.

         From time to time, our past President, Ms. Sandra Sowers, made loans to P.D.C. for working capital purposes. These loans have not been evidenced by a note or other security agreement, were unsecured, did not bear interest, and were payable on demand. At December 31, 2003, and on February 16, 2004, such loans aggregated $243,872.

         Accounts payable at December 31, 2003, included indebtedness to a Company vendor and the lessor of a prior Company occupied facility in the aggregate amount of approximately $279,000, which indebtedness to such vendor and lessor was personally guaranteed by Ms. Sowers.

         On February 16, 2004, the Company entered into an indemnity and release agreement with Ms. Sowers which provides, generally, that in consideration of Ms. Sowers agreeing to waive any and all accrued salaries, loans and expenses, the Company will indemnify Ms. Sowers for a period of three years from such date relating to such guarantees, and from and against any and all claims, damages and liabilities in connection with and/or relating in any manner whatsoever to the Company and/or its past, present and future business and operations and her association therewith in any and all capacities, subject to the indemnification provisions provided in the Company's articles of incorporation, as amended and bylaws. At such time, a similar indemnification and release agreement was also obtained from each of Mr. Hiler and Ms. Fern Marlene Kennedy, a prior director, in consideration of each of such persons waiving any and all accrued salaries, loans and expenses.

         On February 18, 2004, the Company entered into a consulting agreement with OTC Market Watch Public Relations, Inc., a company owned by our former prior Chief Executive Officer, Michael Hiler, pursuant to which such entity is to provide certain delineated financial public relations services for a one year period. The terms of such agreement provide for such consultant to be paid a monthly fee of $2,000 provided the Company is in receipt of financing in the amount of $350,000, and to receive 1,000,000 shares of the Company's restricted common stock.

         On June 1, 2002, RRI entered into an employment agreement with Mr. Cheatham to serve as Chief Executive Officer and President and provided for an annual salary of $120,000. Such employment agreement was terminated and a new employment agreement was executed on April 1, 2003. Under the prior employment agreement, approximately $61,653 is due and owing. The current employment agreement provides, among other things, for a five year term and an annual salary of $200,000 payable bi-weekly, and a monthly car allowance of $650, with all automobile expenses to be paid by RRI. Such employment agreement contains a confidentiality provision and provides for 3 years severance to Mr. Cheatham in the event he is terminated by RRI without cause. Under the current employment agreement, approximately $151,404 is due and owing.

         On April 1, 2003, RRI entered into a five year employment agreement with Mr. Smith, our current President. Such employment agreement provides, among other things, for an annual salary of $150,000 payable bi-weekly, bonus plan and a monthly car allowance of $650, with all automobile expenses to be paid by RRI. Such employment agreement contains a confidentiality provision and provides for 3 years severance to Mr. Smith in the event he is terminated by RRI without cause. Approximately $110,333 is due and owing under Mr. Smith's employment agreement.

         In January 2001, a resolution of the Board of Directors of P.D.C. authorized the issuance to David Sowers of an aggregate of 300,000 shares of restricted common stock over the next three years in recognition of his contributions and services. A subsequent board resolution directed that the shares be issued instead to Sandra Sowers, the personal representative and sole beneficiary of Mr. Sowers' estate: 100,000 shares were issued in the beginning of 2002, valued at $4.20 per share; 100,000 shares were issued in the beginning of 2003, valued at $4.33 per share and 100,000 shares were issued in the beginning of 2004, valued at $.06 per share.

         See also PART III, ITEM 10. EXECUTIVE COMPENSATION.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         The following documents are filed as part of this report:

         Financial Statements:

         - Table of Contents

         - Independent Auditors' Report

         - Balance Sheet at December 31, 2003 and 2002

         - Statements of Operations for the Years Ended December 31, 2003 and 2002 and for the period September 7, 1994 (date of incorporation) through December 31, 2003

         - Statements of Changes in Stockholders' Deficiency for the Year Ended December 31, 2003 and 2002 and for the period September 7, 1994 (date of incorporation) through December 31, 2003

         - Statements of Cash Flows for the Years Ended December 31, 2003 and 2002 and for the period September 7, 1994 (date of incorporation) through December 31, 2003

         - Notes to Financial Statements

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

         2.4 Plan of Reorganization and Merger Agreement by and between P.D.C., P.D.C. Acquisition Corp., Ragin' Ribs, Inc. and Ragin' Ribs Franchise Corp. (incorporated by reference to
                    Exhibit 2.3 to P.D.C. Form 8-K filed with the Commission on March 2, 2004)

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

         3.8        Certificate of Amendment of Articles of Incorporation.*

         3.9        Certification of Designation.*

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

         10.3 Lease Agreement dated October 14, 2002 by and between P.D.C. and Coral Center (incorporated by reference to Exhibit 10.3 to P.D.C.'s Form 10-QSB filed with the Commission on November 19, 2002).

         10.4 Exclusive Patent Sub-License and Royalty Agreement dated November 21, 2002 by and between P.D.C., Medical Marketing Innovations, Inc., and Sandra Sowers, Personal Representative for the Estate of David Sowers (incorporated by reference to Exhibit 10.4 to P.D.C.'s Form 8-K filed with the Commission on November 25, 2002).

         10.5 Termination Agreement dated May 5, 2003 by and between P.D.C., Medical Marketing Innovations, Inc., Global Medical Marketing, Inc., and Sandra Sowers, Personal Representative for the Estate of David Sowers (incorporated by reference to Exhibit 10.5 to P.D.C.'s Form 10-KSB filed with the Commission on May 21, 2003.

         10.6 Employment Agreement by and between Ragin' Ribs International, Inc. and James Cheatham dated April 1, 2003.*

         10.7 Employment Agreement by and between Ragin' Ribs International, Inc. and Paul Smith dated April 1, 2003.*

         10.8 Franchise Agreement by and between Ragin' Ribs Franchise Corp. and Jonathan Massie dated December 29, 2003.*

         10.9 Territory License Agreement by and between Ragin' Ribs Franchise Corp. and Jonathan Massie dated December 6, 2003.*

         10.10 Lease Agreement by and between Ragin' Ribs, Inc. and Nancy Turner Properties Inc. dated June 2, 2003.*

         10.11 Lease Agreement by and between Henderson One Group, Inc. and Jane Levin dated October 20, 2003.*

         10.12 Area Development Agreement by and between Ragin' Ribs Franchise Corp. and Ragin' Ribs Canada, Inc. dated November 3, 2003.* **

         10.13 Area Development Agreement by and between Ragin' Ribs Franchise Corp. and Warren Capital Corporation dated November 3, 2003.* **

         10.14 Settlement and Release Agreement by and among P.D.C., L.A.W. Properties Coral Springs, LLC and Sandra Sowers dated March 11, 2004.*

         10.15 Indemnity and Release Agreement by and among P.D.C., Ragin' Ribs, Inc. and Sandra Sowers dated February 16, 2004.*

         10.16 Indemnity and Release Agreement by and among P.D.C., Ragin' Ribs, Inc. and Fern Marlene Kennedy dated February 16, 2004.*

         10.17 Indemnity and Release Agreement by and among P.D.C., Ragin' Ribs, Inc. and Michael Hiler dated February 16, 2004.*

         10.18 Financial Public Relations Consulting Agreement by and between OTC Market Watch Public Relations, Inc. and P.D.C. dated February 18, 2004.*

         10.19 Advisory and Consulting Agreement by and between FFRC Holdings, Inc. and P.D.C. dated February 16, 2004.*

         10.20 Employment Agreement by and between Ragin' Ribs International, Inc. and James Cheatham dated June 1, 2002.*

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

         21.0       Ragin' Ribs, Inc., a Florida corporation

         31.1       Certification of Chief Executive Officer

         31.2       Certification of President

         31.3       Certification of Chief Financial Officer

         32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.3 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herewith

** Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

         (b) There were no reports on Form 8-K filed with the Commission during the fourth quarter of fiscal year 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table shows the fees that we paid or accrued for the audit and other services provided by Salberg & Company, P.A. for the 2003 and 2002 fiscal year:

                           Fiscal 2003                         Fiscal 2002
                           -----------                         -----------
Audit Fees                   $15,000                               $19,000
Audit-Related Fees           $-0-                                  $ 1,000
Tax Fees                     $-0-                                  $-0-
All Other Fees               $-0-                                  $-0-

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     P.D.C. Innovative Industries, Inc.

Dated: April 28, 2004                By: /s/ James Cheatham
                                         ---------------------------------------
                                         James Cheatham, Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                           Date                                    Title
----------                           ----                                    -----

/s/ James Cheatham                   April 28, 2004              Chief Executive Officer, Director
------------------------------
James Cheatham

/s/ Paul Smith                       April 28, 2004              President, Secretary, Treasurer, and
------------------------------
Paul Smith                                                       Director

/s/ Jay Ostrow                       April 28, 2004              Chief Financial Officer
------------------------------
Jay Ostrow

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2003

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS

                                                                        Page(s)
                                                                        -------
Independent Auditors' Report                                              F-1

 FINANCIAL STATEMENTS:

    Balance Sheet                                                         F-2

    Statements of Operations                                              F-3

    Statement of Stockholders' Deficiency                              F-4 - F-5

    Statements of Cash Flows                                              F-6

    Notes to Financial Statements                                     F-7 - F-23

                          Independent Auditors' Report

The Board of Directors and Stockholders:
         P.D.C. Innovative Industries, Inc.

We have audited the accompanying balance sheet of P.D.C. Innovative Industries, Inc. (a Development Stage Company) as of December 31, 2003 and the related statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2003 and 2002 (consolidated) and for the period from September 7, 1994 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period September 7, 1994 (inception) through December 31, 2001 include total revenues and net loss of $0 and $4,143,755, respectively and were audited by other auditors whose last report dated February 28, 2002 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern. Our opinion on the statements of operations, changes in stockholders' deficiency, and cash flows for the period September 7, 1994 (inception) through December 31, 2003, insofar as it relates to amounts for periods through December 31, 2001, is based solely on the report of other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of P.D.C. Innovative Industries, Inc. and (a Development Stage Company), as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 (consolidated) and for the period September 7, 1994 (inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(a) to the financial statements, the Company has a net loss of $269,908 and net cash used in operations of $50,586 in 2003, a working capital deficiency of $1,375,183, deficit accumulated during the development stage of $8,366,435, and a stockholders' deficiency of $1,375,183 at December 31, 2003. In addition, the Company is in the development stage and in default on a note and certain other liabilities at December 31, 2003. In addition, the Company ceased all operating activities in 2003. These matters raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to this matter is also described in Note 2(a). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salberg & Company, P.A.
Boca Raton, Florida
April 9, 2004

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 2003

                                     ASSETS

                                                                    -----------
TOTAL ASSETS                                                        $      --
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Cash overdraft                                                  $       293
    Accounts payable                                                    449,168
    Accrued expenses                                                     62,707
    Settlement payable                                                  559,443
    Note payable-stockholder                                             50,000
    Loan payable - officer                                              243,872
    Loans payable - other                                                 9,700
                                                                    -----------
TOTAL CURRENT LIABILITIES                                             1,375,183
                                                                    -----------

STOCKHOLDERS' DEFICIENCY
    Preferred stock, $0.001 par value; 10,000,000 shares
           authorized; none issued and outstanding                         --
    Common stock, $0.001 par value; 200,000,000 shares
           authorized; 5,933,747 shares issued
          and outstanding                                                 5,934
    Common stock issuable (341,750 shares at par value)                     342
    Additional paid in capital                                        6,984,976
    Deficit accumulated during the development stage                 (8,366,435)
                                                                    -----------

TOTAL STOCKHOLDERS' DEFICIENCY                                       (1,375,183)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $      --
                                                                    ===========

            See accompanying notes to financial statements

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                     Year Ended December 31,      From September 7, 1994
                                                    -------------------------        (inception) to
                                                       2003           2002          December 31, 2003
                                                    -----------   -----------     ----------------------
                                                                (consolidated)
Revenues                                            $      --     $      --            $      --
                                                    -----------   -----------          -----------
OPERATING EXPENSES

Compensation and related benefits                       115,245       729,150            1,897,584
Professional fees, consulting and commissions           113,740       434,672            1,023,765
Advertising, marketing and promotional costs               --         418,580              902,696
Bad debt expense                                           --           5,958                5,958
General and administrative                               43,941       144,538              993,765
Loss on impairment of property and equipment               --       1,017,549            1,017,549
Loss on impairment of patent license agreement             --         472,118              472,118
Loss on impairment of investment                           --             100                  100
Loss on write-down of inventory                            --         263,133              628,408
Materials, research and development, and tooling           --          73,329              212,099
Rent expense                                              3,400        55,662              255,739
Depreciation and amortization                              --         103,983              443,339
                                                    -----------   -----------          -----------
TOTAL OPERATING EXPENSES                                276,326     3,718,772            7,853,120
                                                    -----------   -----------          -----------
Loss from Operations                                   (276,326)   (3,718,772)          (7,853,120)
                                                    -----------   -----------          -----------

OTHER INCOME (EXPENSES)

Other income                                             15,582          --                 15,582
Interest income                                            --            --                    452
Interest expense                                         (9,164)       (6,000)            (301,349)
Settlement expense                                         --        (228,000)            (228,000)
                                                    -----------   -----------          -----------
TOTAL OTHER INCOME (EXPENSE), NET                         6,418      (234,000)            (513,315)
                                                    -----------   -----------          -----------
NET LOSS                                            $  (269,908)  $(3,952,772)         $(8,366,435)
                                                    ===========   ===========          ===========

Net loss per common share:
Basic
     Net loss per common share                      $     (0.05)  $     (0.77)         $     (4.47)
                                                    ===========   ===========          ===========
Weighted average number of common shares
     outstanding, respectively                        5,993,438     5,143,003            1,871,020
                                                    ===========   ===========          ===========
Diluted
     Net loss per common share                      $     (0.05)  $     (0.77)         $     (4.47)
                                                    ===========   ===========          ===========
Weighted average number of common shares
     outstanding, respectively                        5,993,438     5,143,003            1,871,020
                                                    ===========   ===========          ===========

            See accompanying notes to financial statements

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A Development Stage Company)
                Statement of Changes in Stockholders' Deficiency
          For the years ended December 31, 2003 and 2002 (consolidated)
   and for the period from September 7, 1994 (inception) to December 31, 2003


                                                 COMMON STOCK              COMMON STOCK ISSUABLE
                                          --------------------------    ---------------------------
                                            SHARES          AMOUNT        SHARES           AMOUNT
                                          -----------    -----------    -----------     -----------
Balance, September 7, 1994
     (Date of inception)                         --      $      --             --       $      --

Issuance of common stock at                        50           --             --              --
                                          -----------    -----------    -----------     -----------
     incorporation

Balance, December 31, 1996                         50           --             --              --

Net loss                                         --             --             --              --
                                          -----------    -----------    -----------     -----------

Balance, December 31, 1997                         50           --             --              --

Issuance of common stock,
     restated for reverse stock split          21,285             21           --              --

Net loss                                         --             --             --              --
                                          -----------    -----------    -----------     -----------

Balance, December 31, 1998                     21,335             21           --              --

Issuance of common stock for
     services                                 179,630            180           --              --

Conversion of convertible
     debentures                                19,200             19           --              --

Net loss                                         --             --             --              --
                                          -----------    -----------    -----------     -----------

Balance, December 31, 1999                    220,165            220           --              --

Common stock issued in mergers              1,847,800          1,848           --              --

Issuance of common stock for
     services                                 135,750            136           --              --

Common stock issued in exchange
     for licensing agreement                  600,000            600           --              --

Conversion of convertible debentures          674,447            674           --              --

Common stock sold                              12,500             13           --              --

Net loss                                         --             --             --              --
                                          -----------    -----------    -----------     -----------

Balance, December 31, 2000                  3,490,662          3,491           --              --

[table continued]

                                          ADDITIONAL           ACCUMULATED
                                          PAID - IN      DURING THE DEVELOPMENT
                                            CAPITAL               STAGE               TOTAL
                                          -----------    ----------------------    -----------
Balance, September 7, 1994
     (Date of inception)                  $      --            $      --           $      --

Issuance of common stock at                    24,755                 --                24,755
                                          -----------          -----------         -----------
     incorporation

Balance, December 31, 1996                     24,755                 --                24,755

Net loss                                         --                (41,344)            (41,344)
                                          -----------          -----------         -----------

Balance, December 31, 1997                     24,755              (41,344)            (16,589)

Issuance of common stock,
     restated for reverse stock split       1,841,699                 --             1,841,720

Net loss                                         --               (573,376)           (573,376)
                                          -----------          -----------         -----------

Balance, December 31, 1998                  1,866,454             (614,720)          1,251,755

Issuance of common stock for
     services                                 525,957                 --               526,137

Conversion of convertible
     debentures                                49,981                 --                50,000

Net loss                                         --               (424,987)           (424,987)
                                          -----------          -----------         -----------

Balance, December 31, 1999                  2,442,392           (1,039,707)          1,402,905

Common stock issued in mergers                 35,108                 --                36,956

Issuance of common stock for
     services                                 177,729                 --               177,865

Common stock issued in exchange
     for licensing agreement                  549,400                 --               550,000

Conversion of convertible debentures          879,594                 --               880,268

Common stock sold                              10,237                 --                10,250

Net loss                                         --             (1,789,698)         (1,789,698)
                                          -----------          -----------         -----------

Balance, December 31, 2000                  4,094,460           (2,829,405)          1,268,546


                 See accompanying notes to financial statements

                                                 COMMON STOCK              COMMON STOCK ISSUABLE
                                          --------------------------    ---------------------------
                                            SHARES          AMOUNT        SHARES           AMOUNT
                                          -----------    -----------    -----------     -----------
Stock dividend                                 60,797             61           --              --

Contribution to capital of convertible
     debentures' interest                        --             --             --              --

Issuance of common stock for
     services                                 191,688            192           --              --

Common stock sold                           1,093,408          1,093           --              --

Net loss                                         --             --             --              --
                                          -----------    -----------    -----------     -----------

Balance, December 31, 2001                  4,836,555          4,837           --              --

Issuance of stock for compensation            100,000            100           --              --

Issuance of stock for legal                    85,000             85           --              --

Issuance of stock for marketing               110,000            110           --              --

Issuance of stock for consulting               66,500             66        250,000             250

Issuance of stock for cash                       --             --           90,000              90

Issuance of stock for wages                    70,500             71           --              --

Net loss, as previously reported                 --             --             --              --

Effect of restatement (Note 16)                  --             --             --              --
                                          -----------    -----------    -----------     -----------

Balance, December 31, 2002                  5,268,555          5,269        340,000             340

Previously issuable stock issued              250,000            250       (250,000)           (250

Issuance of stock for compensation            165,000            165           --              --

Issuance of stock for consulting               45,000             45           --              --

Issuance of stock for legal                   205,000            205           --              --

Issuance of stock for cash                       --             --          251,750             252

Issuance of fractional shares                     192           --             --              --

Net loss                                         --             --             --              --
                                          -----------    -----------    -----------     -----------

BALANCE, DECEMBER 31, 2003                  5,933,747    $     5,934        341,750     $       342
                                          ===========    ===========    ===========     ===========

[table contiued]

                                          ADDITIONAL           ACCUMULATED
                                          PAID - IN      DURING THE DEVELOPMENT
                                            CAPITAL               STAGE               TOTAL
                                          -----------    ----------------------    -----------
Stock dividend                                    (61)                --                  --

Contribution to capital of convertible
     debentures' interest                     263,303                 --               263,303

Issuance of common stock for
     services                                 361,233                 --               361,425

Common stock sold                             804,907                 --               806,000

Net loss                                         --             (1,314,350)         (1,314,350)
                                          -----------          -----------         -----------

Balance, December 31, 2001                  5,523,842           (4,143,755)          1,384,924

Issuance of stock for compensation            432,680                 --               432,780

Issuance of stock for legal                   134,715                 --               134,800

Issuance of stock for marketing               428,890                 --               429,000

Issuance of stock for consulting              230,024                 --               230,340

Issuance of stock for cash                     26,910                 --                27,000

Issuance of stock for wages                    62,082                 --                62,153

Net loss, as previously reported                 --             (3,741,626)         (3,741,626)

Effect of restatement (Note 16)                  --               (211,146)           (211,146)
                                          -----------          -----------         -----------

Balance, December 31, 2002                  6,839,143           (8,096,527)         (1,251,775)

Previously issuable stock issued                 --                   --                  --

Issuance of stock for compensation             66,335                 --                66,500

Issuance of stock for consulting               10,455                 --                10,500

Issuance of stock for legal                    57,795                 --                58,000

Issuance of stock for cash                     11,248                 --                11,500

Issuance of fractional shares                    --                   --                  --

Net loss                                         --               (269,908)           (269,908)
                                          -----------          -----------         -----------

BALANCE, DECEMBER 31, 2003                $ 6,984,976          $(8,366,435)        $(1,375,183)
                                          ===========          ===========         ===========


                 See accompanying notes to financial statements

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                                    From September 7, 1994
                                                      Year ended December 31,           (Inception) to
                                                      2003               2002          December 31, 2003
                                                   -----------       -----------    ----------------------
                                                                   (consolidated)
Cash Flows from Operating Activities:
Net loss                                           $  (269,908)      $(3,952,772)         $(8,366,435)
Adjustments to reconcile net loss to net cash
   used in operating activities:
Stock issued for compensation, legal,
   marketing, consulting and wages                     135,000         1,289,072            2,537,001
Depreciation and amortization                             --             103,983              443,339
Bad debt expense                                          --               5,958                5,958
Settlement expense                                        --             228,000              228,000
Loss on impairment of property and equipment              --           1,017,549            1,017,549
Loss on impairment of patent license agreement            --             472,118              472,118
Loss on impairment of investment                          --                 100                  100
Loss on write-down of inventory                           --             263,133              628,408
Changes in operating assets and liabilities:              --
(Increase) decrease in:                                   --
     Other receivables                                    --               6,004               (5,958)
     Inventory                                            --               1,167             (628,408)
     Other assets                                         --                --                (15,575)
Increase (decrease) in:                                   --
     Accounts payable and accrued expenses              84,322           198,701              283,875
                                                   -----------       -----------          -----------
NET CASH USED IN OPERATING ACTIVITIES                  (50,586)         (366,987)          (3,400,028)
                                                   -----------       -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                      --                --             (1,380,560)
Acquisition of equipment                                  --             (21,690)             (21,690)
Investment in Medial Marketing, Inc.                      --                (100)                (100)
                                                   -----------       -----------          -----------
NET CASH USED IN INVESTING ACTIVITIES                     --             (21,790)          (1,402,350)
                                                   -----------       -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft                                             293              --                    293
Proceeds from loan payable, officer                     29,093           201,627              243,872
Proceeds from loans and notes payable                    9,700            50,000               59,700
Proceeds from stock issuance                            11,500            27,000            3,247,113
Proceeds from convertible debenture                       --                --              1,251,400
                                                   -----------       -----------          -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES               50,586           278,627            4,802,378
                                                   -----------       -----------          -----------

Net Decrease in Cash                               $      --         $  (110,150)         $      --

Cash at Beginning of Period                               --             110,150                 --
                                                   -----------       -----------          -----------

CASH AT END OF YEAR                                $      --         $      --            $      --
                                                   ===========       ===========          ===========

Supplemental disclosure of non-cash investing and financing activities:

      Issuance of common stock in exchange
        for patent licensing agreement             $      --         $      --          $   550,000                550,000
                                                   ===========       ===========          ===========            ===========

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003

(1) BACKGROUND

P.D.C. Innovative Industries, Inc. (the "Company") was organized in the state of Nevada on September 7, 1994. On January 22, 1998, a merger was effected between Kenneth C. Garcia, Inc. and the Company. On March 2, 2000, the Company exchanged shares with MAS Acquisition XIV Corp. ("MAS"), a reporting company under the Securities Exchange Act of 1934. As a result, the Company became the parent company to MAS, its wholly-owned subsidiary. On July 6, 2000, Sterile-Pro, Inc. was merged into the Company (See Note 3).

At December 31, 2003, the Company is in the development stage. Activities during the development stage primarily included research and development and raising capital. In 2003, the Company ceased all operating activities.

On February 16, 2004, the Company, for financial accounting purposes was acquired by Ragin' Ribs, Inc. ("RRI") in a transaction treated as a recapitalization of RRI (See note 16).

(2) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a) Going Concern

         As reflected in the accompanying financial statements, the Company has a net loss of $269,908 and net cash used in operations of $50,586 in 2003 and a working capital deficiency of $1,375,183, deficit accumulated during the development stage of $8,366,435 and a stockholders' deficiency of $1,375,183 at December 31, 2003. In addition, the Company is in the development stage and in default on a note payable and certain other liabilities at December 31, 2003. The Company has ceased all operating activities during 2003. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         At December 31, 2003, the Company is in the development stage and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital at December 31, 2003. The Company has yet to generate an internal cash flow, and until the sale of its product may begin, the Company is very dependent upon debt and equity funding. During 2003, the only debt funding received was from the Company's president (See Notes 9 and 11).

         The Company does not presently intend to continue the development and marketing of its product and ceased all operating activities in 2003. As a result of these factors, there exists substantial doubt about the Company's ability to continue as a going concern. However, upon the Company's merger with RRI in 2004, the Company, for financial accounting purposes was acquired by RRI in a transaction treated as a recapitalization of RRI (See Note 16), the Company intends to continue the operation of RRI and the franchising of its fast casual restaurant system.

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003

         (b) Basis of Presentation

         The financial statements of the Company are presented as if the Company will continue as a going concern. No adjustments have been made to the values of the assets or liabilities of the Company as of December 31, 2003. (See Note 2(a))

         (c) Principles of Consolidation

         For 2002, the accompanying financial statements include the accounts of the Company and its inactive Subsidiary. All significant intercompany balances and transactions had been eliminated in consolidation as of December 31, 2002. The financial statements in 2003 are not consolidated as the subsidiary was dissolved.

         (d) Use of estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Significant estimates in 2003 and 2002 include an estimate of the deferred tax asset valuation allowance, valuation of inventory and other assets and valuation of non-cash capital stock issuances.

         (e) Cash and cash equivalents

         Holdings of highly liquid investments with original maturities of three months or less and investment in money market funds are considered to be cash equivalents by the Company.

         (f) Inventory

         Inventory, consisting principally of raw materials, work-in-process and finished goods, are carried at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. At December 31, 2002, all inventories on hand were written down to their net realizable value of $0. Accordingly, the Company charged $263,133 to operations at December 31, 2002 (See Note 4).

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003

         (g) Property and equipment

         Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using straight-line methods over the estimated useful lives of the related assets. At December 31, 2002, all fixed assets on hand were deemed to be fully impaired as defined by SFAS No. 144. Accordingly, the Company charged $1,017,549 to operations at December 31, 2002 (See
         Note 5).

         (h) Net loss per share

         Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income
         (loss) per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as convertible notes, were exercised or converted into common stock. At December 31, 2003 and 2002, respectively, there were no common stock equivalents outstanding, which may dilute future earnings per share.

         (i) Patent license agreement

         The patent license agreement was amortized over its useful life. During 2002, in accordance with SFAS No. 144, the Company fully impaired its patent license. Accordingly, the Company charged $472,118 to operations at December 31, 2002 (See Notes 1(k) and 6).

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

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003

         (k) Long-lived assets

         The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted cash flows of the long-lived assets are less than the carrying amount, their carrying amounts are reduced to fair value, and an impairment loss is recognized. During 2002, the Company recorded and charged to operations an impairment loss of $1,489,667 related to (a) equipment owned by the Company that was inaccessible and (b) patent license agreement (See Notes 1(i) and 5).

         (l) Income taxes

         The Company accounts for income taxes under the Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date.

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

         The carrying amounts of the Company's short-term financial instruments, including accounts payable, settlement payable, loan payable - officer, loans payable - other, and note payable - stockholder approximate fair value due to the relatively short period to maturity for these instruments.

         (n) Reclassifications

         Certain amounts in the prior period- financial statements have been reclassified to conform to the 2003 presentation.

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003

         (o) New Accounting Pronouncements

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements, which may apply, to the Company.

         In May 2003, the FASB issued SFAS No. 149; Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149") which provides for certain changes in the accounting treatment of derivative contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company's financial position, results of operations or liquidity.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial position, results of operations or liquidity.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities.
          The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for the Company for financial statements of interim periods beginning July 1, 2003. The adoption of FIN 45 did not have a material impact on the Company's financial position, results of operations, or liquidity.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which represents an interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements". ARB 51 requires that a company's financial statements include subsidiaries in which the company has a controlling financial interest. That requirement usually has been applied to subsidiaries

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003

         in which the company has a majority voting interest. However, the voting interest approach is not effective in identifying controlling financial interests in entities (referred to as " variable interest entities") that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. FIN 46 provides guidance on identifying variable interest entities and on assessing whether a company's investment in a variable interest entity requires consolidation thereof. FIN 46 is effective immediately for investments made in variable interest entities after January 31, 2003 and it is effective in the first fiscal year or interim period beginning after June 15, 2003 for investments in variable interest entities made prior to February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial position, results of operations, or liquidity.

(3) MERGERS

On July 6, 2000, the Company merged with Sterile-Pro, Inc., with the Company being the survivor. The merger was accomplished through the issuance of 33,000,000 shares of the Company's common stock. Sterile-Pro was a Florida corporation whose principal asset was the rights to develop and market a device know as the Hypo-Pro 2000, pursuant to the licensing agreement signed on June 8, 2000. (See Note 15)

On February 16, 2004, the Company completed a merger with RRI. For financial accounting purposes, the Company was acquired by RRI in a transaction treated as a recapitalization of RRI (See note 16). The merger involved an exchange of shares where each outstanding share of Ragin' Ribs, Inc.'s Common Stock and Class A Preferred Stock were converted into one share of PDC's Common Stock and Class A Preferred Stock, respectively. The Company plans to continue and expand upon the operations of RRI, a fast casual restaurant franchising company located in Tampa, Florida.

See complete discussion of merger at Note 16.

(4) INVENTORY

During 2002, the Company experienced severe financial difficulties; unable to generate positive operating cash flow and having general liquidity problems, the Company could not make its regularly scheduled operating lease payments (see
Note 16). As a result, the Company's landlord locked down the Company's leased warehouse space and all fixed assets and inventory contained within. Accordingly, at December 31, 2002 the Company had written down its inventory to its net realizable value of $0 and charged $263,133 to operations at December 31, 2002. As of December 31, 2003, the Company has still been unable to meet its current obligations and all related assets are deemed to be fully impaired (see Notes 5 and 16).

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003

(5) PROPERTY AND EQUIPMENT

During 2002, in order to reflect the financial difficulties the Company was experiencing, the Company fully impaired the remaining net book value related to its fixed assets, accordingly, the Company recorded and charged to operations an impairment loss of $1,017,549 related to property and equipment owned by the Company that was inaccessible (See Notes 4 and 16).

Depreciation expense for the years ended December 31, 2003 and 2002 was $0 and $64,086, respectively.

(6) OTHER ASSETS

During June 2000, the Company finalized an exclusive patent license agreement with its then, chief executive officer. Pursuant to the terms of the agreement, the Company was granted the exclusive rights to modify, customize, maintain, incorporate, manufacture, sell, and otherwise utilize and practice the Patent, all improvements thereto and all technology related to the process, throughout the world. The license shall apply to any extension or re-issue of the Patent. The term of license is for the life of the Patent and any renewal thereof, subject to termination, under certain conditions. As consideration for the License, the Company issued to the officer 600,000 shares of common stock (See
Note 15). The License agreement has been recorded at the historical cost basis of the chief executive officer, who owned the rights to develop the patents (See
Note 11).

During 2002, the Company was unable to progressively move forward with its patent license agreement. As such, the Company deemed the patent to be fully impaired. Accordingly, at December 31, 2002 the Company charged the net book value of $472,118 to operations.

During 2002, the Company acquired an investment in Global Medical Marketing, Inc. ("Global") for $100. In exchange, the Company received 10,000,000 shares of Global's common stock and gave Global's subsidiary, Medical Marketing Innovations, Inc. exclusive rights under a patent sub-license and royalty agreement. Based on the termination of this agreement in May 2003, the Company deemed the investment to be fully impaired. Accordingly, at December 31, 2002 the Company charged $100 to operations. (See Note 15)

License amortization expense for the years ended December 31, 2003 and 2002 was $0 and $39,898, respectively.

(7) ACCRUED EXPENSES

Accrued expenses consist of the following as of December 31, 2003:

      Accrued interest payable (See Note 8)                   $        15,164
      Accrued wages payable-officer (See Note 10)                      21,000
      Payroll taxes payable                                            26,543
                                                                 ------------
      Balance                                                 $        62,707
                                                                 ============

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003

(8) NOTE PAYABLE - STOCKHOLDER

On April 25, 2002, a stockholder of the Company loaned the Company $50,000 for working capital. The loan bears interest at 18%, is unsecured and due October 25, 2003. At December 31, 2003, the Note principal and related accrued interest remained in default. In February 2004, the note was extended to October 25, 2004 (See Note 16). Under the original terms of the note, and at the option of the Company, all principal and related accrued interest may be repaid in cash or a sufficient number of shares of common stock. As of December 31, 2003, the Company has accrued $15,164 in related accrued interest. At December 31, 2003 and 2002, and the Company has charged $9,164 and $6,000, respectively to operations for interest expense.

(9) LOAN PAYABLE - OFFICER

During 2003, the Company continued to receive operating capital from its President. During 2003 and 2002 and for the period from September 7, 1994 (inception) to December 31, 2003, the Company received $29,093, $201,627 and $243,872, respectively, in additional proceeds. At December 31, 2003, the Company owes $243,872 to its President. The loans are non-interest bearing, unsecured and due on demand and were settled in connection with the merger. (See Notes 11 and 16)

(10) LOANS PAYABLE - OTHER

In January 2003, the Company received working capital funds of $1,700. The loan was non-interest bearing, due on demand and unsecured.

In November 2003, the Company received working capital funds of $8,000 in exchange for a loan payable. The loan was non-interest bearing, due on demand and unsecured. In March 2004, the lender was offered the option to convert the loan to common stock (See Note 16).

(11) RELATED PARTY TRANSACTIONS

During 2003, the Company received proceeds of $29,093 in operating capital from its President (see Note 9). This funding from the President represents a concentration of the Company's total debt financing received during 2003. During 2002, the Company received $201,627 in operating capital from its President. For the period from September 7, 1994 (inception) to December 31, 2003, the Company had received $243,872 in operating capital from its President.

See Note 6 regarding patents.

See Notes 15(a) and 16 regarding stock issuances.

(12) CONVERTIBLE DEBENTURES AND SETTLEMENT PAYABLE

Prior to the merger with the Company, Sterile-Pro, Inc. entered into a subscription agreement with the purchasers of the 8% Series Senior Subordinated Convertible Redeemable Debentures

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003

(the "Debentures") on July 12, 2000. The purchasers agreed to purchase $1,000,000 of the Company's Debentures at 90% of the face amount. The Debentures were to mature on July 12, 2002. The Debentures had become an obligation of the Company as a result of the merger.

The holders of the Debentures were entitled, at their option, at any time to convert all or any amount over $10,000 of the principal face amount of these Debentures then outstanding into freely trading stock of the Company without restrictive legend. The conversion price was to be equal to 75% of the lowest closing bid price of the common stock as reported for any of the three consecutive trading days immediately preceding the date of receipt by the Company of each notice of conversion. As a result, the Company recorded a premium discount at issuance on the Debentures in the aggregate amount of $231,010. This amount is included in the cost of the common shares during the amortization period, which began when the shares were initially converted during the year ended December 31, 2000. Accordingly, $103,382 was included to the cost of the shares converted as additional paid-in capital. No fractional shares will be issued on conversion, but the number of share issuable shall be rounded to the nearest whole share.

During the year ended December 31, 2000, the Company issued a total of 674,447 shares of its common stock in conversion of $880,268 of convertible Debentures. Approximately $492,400, or 354,791 shares, was converted from the convertible Debentures issued during the prior fiscal year. As of December 31, 2000, accrued interest on the remaining $639,943 of Debentures amounted to $16,884.

During July 2001, a lawsuit was filed by the holders of the Debentures alleging breach of financial obligation by the Company. Prior to the Company filing an answer and/or counterclaim to the suit, the plaintiffs agreed to drop the lawsuit, and the Company did not have to pay any monies to the plaintiffs as settlement on the suit. On November 21, 2001, the suit was dismissed with prejudice, and each of the parties were responsible for their own legal fees and costs. As a result of this settlement, the Company is required to donate to the charity of their choice the remaining amount due on such Debentures of $559,443 at December 31, 2002. The Company shall endeavor to utilize its best efforts to fulfill its obligation and satisfy this debt. The balance of this obligation has been classified as a short-term liability on the December 31, 2003 balance sheet.

(13) LEASES AND LEGAL MATTERS

The Company leases its office and warehouse space under an operating lease expiring in August 2005. In October 2002, the Company was locked out of its warehouse for failure to pay rent. The Company has not been released from its obligation (See Notes 4, 5 and 16). In October 2002, a judgment of approximately $228,000 was entered against the Company. The entire balance was accrued at December 31, 2003 and 2002 and is reflected in operations in 2002 as a charge to settlement expense.

In March 2004, a Settlement and Release Agreement was entered into between the landlord and the Company. The Company agrees to pay the landlord $25,000 and execute a promissory note

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003

with 10% interest, due June 30, 2004. Additionally, with the execution of this agreement the landlord shall return the equipment to the Company (See Note 16).

Rent expense for the years ending December 31, 2003, 2002, and for the period from September 7, 1994 (inception) to December 31, 2003 was $3,400, $55,662 and $255,739, respectively.

The Company had entered into an equity funding agreement in 2001 with IDT Group, Inc. ("IDT"). Subsequent disputes regarding this funding agreement arose. The Company tried to settle this dispute in 2002. Their have been no communications between the Company and IDT since 2002 regarding these matters. At December 31, 2003, the Company has been advised by counsel that a probable outcome can not be determined. Additionally, no amount of potential loss or range of loss could be determined.

(14) INCOME TAXES

There was no income tax expense for the periods ended December 31, 2003 and 2002 due to the Company's net losses.

The Company's tax expense differs from the "expected" tax expense for the periods ended December 31, 2003 and 2002, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                             2003              2002
                                                        --------------    --------------
      Computed "expected" tax expense (benefit)        $      (91,769)   $   (1,343,942)
      Non deducted stock based expenses                        45,900           438,284
      Change in valuation allowance                            45,869           905,658
                                                        --------------    --------------
                                                       $         -       $         -
                                                        ==============    ==============

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2003 are as follows:

                                                                        2003
                                                                 -----------
      Deferred tax assets:                                                 -
      Net operating loss carryforward                              2,247,607
                                                                 -----------
      Total gross deferred tax assets                              2,247,607
      Less valuation allowance                                    (2,247,607)
                                                                 -----------
      Net deferred tax assets                                 $          -
                                                                 ===========

At December 31, 2003, the Company has a net operating loss carryforward of approximately $6,611,000 available to offset future taxable income in years beginning 2018 through 2023. Due to the change in business resulting from the merger in 2004, the entire net operating loss carryforward will not be usable for tax purposes.

                        P.D.C. INNOVATIVE INDUSTRIES, IN
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003

The valuation allowance at December 31, 2002 was $2,201,738. The net change in valuation allowance during the year ended December 31, 2003 was an increase of $45,869.

(15) STOCKHOLDERS' DEFICIENCY

         (a)  Common Stock

         On January 1, 1999, the Company's Board of Directors adopted a resolution to effect a 1 for 40 reverse common stock split.

         On December 2, 2003, the Company's Board of Directors adopted a resolution to effect a 1 for 20 reverse common stock split.

         All share and per share information in the accompanying financial statements has been retroactively restated to reflect the reverse splits.

         On September 7, 1994 (inception), the Company issued 50 shares to its founders having a fair value of $24,755.

         During the years ended December 31, 1997 and 1998, a total of 21,385 shares of common stock were issued for cash and other consideration, after giving effect to the reverse stock split.

         The Company issued 100,000 shares of common stock to Sterile-Pro, Inc. on April 5, 1999 as consideration for the Company to complete the development of the Hypo-Pro 2000 device. In addition, during the year ended December 31, 1999, a total of 15,000 shares of stock were issued to a company for services rendered, a total of 64,630 shares were issued to unrelated third parties, and 19,200 shares were issued upon the conversion of $50,000 of convertible Debentures.

         During the year ended December 31, 2000, the Company issued a total of 3,270,497 shares of its common stock. The conversion of the Company's convertible Debentures, accounted for the issuance of 674,447 shares ($880,268). The remaining 2,596,050 shares were issued as follows:

                  1. Services rendered by independent consultants in exchange for 135,750 shares. Consulting and promotion expenses of $177,865 ($1.31 per share) were charged as the fair market value of the stock on the date of issuance.

                  2. The Company sold 12,500 shares on September 29, 2000 in a Regulation D offering and received cash proceeds of $10,250 ($0.82 per share).

                  3. On June 8, 2000, the Company issued to its chief executive officer 600,000 shares ($1,440,000 or $2.40 per share) as consideration for an exclusive patent license agreement (see Notes 6 and 11). The excess of the fair

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003

                        market value of the common stock over the historical cost basis of the patent license was recorded as a distribution to the shareholder; recorded as a reduction to additional paid-in capital of $890,000.

                  4. On July 6, 2000, the Company merged with Sterile-Pro, Inc., with the Company being the survivor. The merger was accomplished through the issuance of 1,650,000 shares of the Company's common stock.

                  5. The remaining 197,800 shares were issued during March 2000 as a result of the Company merging with MAS XIV Acquisition Corp., a reporting entity.

         During the year ended December 31, 2001, the Company issued a total of 1,345,893 shares of its common stock, as follows:

                           1. The Company approved and issued a 5% stock dividend (60,797 shares) to its shareholders. The officers and directors declined the stock dividend.

                           2. Services rendered by independent consultants in exchange for 191,688 shares. Consulting and legal expenses of $361,425 ($1.89 per share) was charged as the fair market value of the stock on the dates of issuance.

                           3. The Company sold a total of 1,093,408 shares of its common stock during the year and received cash proceeds totaling $806,000 ($0.74 per share).

         During the year ended December 31, 2002, the Company issued or became obligated to issue a total of 772,000 shares of its common stock. The stock issuances for 2002 are as follows. Fair value is based on the quoted trading price of the common stock at the grant date:

             1. The Company issued 100,000 shares of its common stock for compensation to its President for services rendered totaling $432,780 ($4.33 per share). (See Note 11).

             2. The Company issued 85,000 shares of its common stock for legal fees for services rendered totaling $134,800 ($3.90 per share).

             3. The Company issued 110,000 shares of its common stock for marketing fees for services rendered totaling $429,000 ($3.90 per share).

             4. The Company granted 316,500 shares of its common stock for consulting fees totaling $230,340 ($0.73 per share).

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003

             5. The Company issued 70,500 shares of its common stock as compensation to employees totaling $62,153 ($0.88 per share).

             6. In October 2002, the Company sold 90,000 shares of its common stock for cash to unrelated third parties totaling $27,000 ($0.30 per share).

         On January 24, 2002, the Company's Board of Directors adopted a resolution to increase the number of authorized shares of common stock to 125,000,000 shares.

         During the year ended December 31, 2003, the Company issued a total of 665,192 shares of its common stock. Also, the Company sold 233,000 shares of common stock for cash of which these shares remain issuable at December 31, 2003. The stock issuances for 2003 are as follows. Fair value for non cash issuances is based on the quoted trading price of the common stock at the grant date:

             1. On January 17, 2003, the Company issued 55,000 shares of its common stock for services. Of the total shares issued, 20,000 shares were issued as compensation to employees and 35,000 shares were issued for legal fees. The fair value of the common stock issued is based on the quoted trading price of the common stock at the date of issuance, which aggregated $33,000 or $0.60 per share.

             2. On January 23, 2003, 250,000 shares of common stock previously classified as issuable were issued.

             3. On February 21, 2003, pursuant to the Company's prior agreement to issue over a three year period 300,000 shares of its common stock to its deceased founder and former Chief Executive Officer for services rendered of which 100,000 were previously issued in 2002, the Company issued 100,000 shares of common stock as compensation to its current President in her capacity as the sole beneficiary of the estate of such person. The fair value of the common stock issued is based on the quoted trading price of the common stock at the date of issuance, which aggregated $44,000 or $0.44 per share (See Note 11).

             4. On March 14, 2003, the Company issued 60,000 shares of its common stock for services. Of the total shares issued, 15,000 shares were issued as compensation to employees, 15,000 shares were issued for consulting fees and 30,000 shares were issued for legal fees. The fair value of the common stock issued is based on the quoted trading price of the common stock at the date of issuance, which aggregated $18,000 or $0.30 per share.

             5. On June 19, 2003, the Company issued 100,000 shares of its common stock for services. Of the total shares issued, 10,000 shares were issued as compensation to employees, 15,000 shares were issued for consulting fees and 75,000 shares were

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003

                 issued for legal fees. The fair value of the common stock issued is based on the quoted trading market price of the common stock at the date of issuance, which aggregated $20,000 or $0.20 per share.

             6. On September 5, 2003, the Company issued 100,000 shares of its common stock for services. Of the total shares issued, 20,000 shares were issued as compensation to employees, 15,000 shares were issued for consulting fees and 65,000 shares were issued for legal fees. The fair value of the common stock issued is based on the quoted trading market price of the common stock at the date of issuance, which aggregated $20,000 or $0.20 per share.

         (b) Common Stock Issuable

         On March 24, 2003, the Company sold 12,500 shares of its common stock for $0.16 per share and received proceeds of $2,000. These shares remain issuable at December 31, 2003.

         On May 29, 2003, the Company sold 6,250 shares of its common stock for $0.16 per share and received proceeds of $1,000. The 6,250 shares remain issuable at December 31, 2003.

         During July, August and September 2003, the Company sold 233,000 shares of its common stock for $.036 per share and received proceeds of $8,500. The 233,000 shares remain issuable at December 31, 2003 (See
         Note 16).

         (c) Corporate Matters

         On December 2, 2003, the Company's Board of Directors adopted a resolution to authorize 210,000,000 shares of $0.001 par value stock. Of the total, 200,000,000 were designated as common stock and 10,000,000 were designated as preferred stock. The Certificate of Amendment was effective with the State of Nevada on January 5, 2004.

         (d) Fractional Shares

         As a result of Company stock splits, certain fractional share issuances were issued. During the period September 7, 1994 (inception) through December 31, 2003, the Company had issued 192 fractional shares having a fair value of $0.

(16)     SUBSEQUENT EVENTS

         (a) Merger

         On February 13, 2004, the Company entered into a Plan of Reorganization and Merger Agreement (the "Merger Agreement") between P.D.C. Acquisition Corp., a wholly-owned subsidiary of the Company ("Company Sub"), RRI and its wholly-owned subsidiary Ragin' Ribs Franchise Corp. ("RRFC"). Pursuant to the terms of the Merger

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003

         Agreement, the following occurred as of February 16, 2004, the date articles of merger were filed with the Florida Secretary of State: (i) Company Sub merged with and into RRI (the "Surviving Corporation"), which became a wholly- owned subsidiary of the Company; (ii) the established offices and facilities of RRI became the established offices and facilities of the Surviving Corporation and the Company;
         (iii) each outstanding share of RRI common stock was converted into one share of Company Stock, and each outstanding share of RRI Class A Preferred Stock was converted into one share of Company Class A Preferred Stock; (iv) any shares of RRI common stock and RRI Class A Preferred Stock held in the treasury of RRI immediately prior to the effective time of the merger were automatically canceled and extinguished without any conversion thereof and no payment of any type was or shall be made with respect thereto; (v) each share of Company Sub common stock issued and outstanding immediately prior to the effective time of the merger was converted into one share of common stock of the Surviving Corporation; and (vi) each warrant to purchase shares of RRI common stock became exercisable for one share of Company Stock for each one share of RRI Stock to which each such warrant related, without any adjustment in the exercise price per share or any other terms and conditions thereof.

         As a direct result of the merger, the former shareholders of RRI owned approximately 87% of the issued and outstanding shares of common stock of the Company (including 225,000 shares of the Company's common stock underlying warrants, but excluding shares of the Company's common stock which may be acquired upon conversion of 36,301 shares of the Company's Class A Preferred Stock as follows: six months after their acquisition of the Company's Class A Preferred Stock, holders thereof can convert, at their option, to common stock of the Company based on a 50% discount to the 30 day average closing price immediately prior to the conversion date).

         The following table represents the shares of the Company's common stock issued and outstanding immediately post-merger (excluding 205,000 shares of the Company's common stock underlying presently exercisable warrants at $.10 per share through November 30, 2006, 20,000 shares of the Company's common stock underlying presently exercisable warrants at $.50 per share through August 31, 2006 and shares of common stock underlying the Company's Class A Preferred Stock; see discussion above:

              Pre-merger Shareholders of the Company                 6,291,794
              Former Shareholders of RRI                            43,941,800

         In connection with the merger, the officers and directors of RRI have become the officers, in their same prior capacities, and directors of the Company, the Bylaws as presently adopted will continue as the bylaws of the Company and the officers and directors of the Company pre-merger have resigned.

         Immediately following the effective date of the merger, February 16, 2004, the Company had 50,233,594 shares of common stock issued and outstanding.

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003

         The merger transaction was treated for financial accounting purposes as a recapitalization of RRI. The balance sheet subsequent to the merger will include the assets and liabilities of RRI and the Company. The statement of operations, subsequent to the merger, includes the historical results of operations of RRI and the results of operations of the Company.

         (b)  Settlement

         In March 2004, a Settlement and Release Agreement was entered into between the landlord and the Company. The Company agreed to pay the landlord $25,000 and execute a promissory note for the same with 10% simple interest, due June 30, 2004. Additionally, upon the execution of this agreement the landlord agreed to return the equipment to the Company.

         (c)  Convertible Loan Payable

         On March 24, 2004, the Company issued 80,000 shares of its common stock in accordance with the lender's option to convert his $8,000 loan to common stock (See Note 10). The fair value of the common stock issued is based on the quoted trading market price of the common stock at the date of issuance, which aggregated $32,000 or $0.40 per share. In connection with the debt conversion (See Note 16(D)), the Company will recognize a loss on debt settlement totaling $24,000.

         (d)  Common Stock Issuances

         On February 2, 2004, the Company issued 233,000 shares of previously issuable stock (See Note 15 (B)).

         On February 2, 2004, the Company issued 100,000 shares to the Company President as part of her annual compensation. These shares were issued in connection with an agreement established in 2001 to issue a total of 300,000 shares for such compensation. There are no more shares required to be issued under the terms of this agreement. The fair value of the common stock issued is based on the quoted trading market price of the common stock at the date of issuance, which aggregated $6,000 or $0.06 per share (See Notes 11 and 15(a)).

         On February 13, 2004, the Company issued 25,000 shares to a member of the Board of Directors as a director's fee for service. The fair value of the common stock issued is based on the quoted trading market price of the common stock at the date of issuance, which aggregated $2,500 or $0.10 per share.

         On February 16, 2004, the Company issued 3,000,000 shares as a fee in accordance with a consulting agreement to complete the Merger (See Note 15 (A)). The fair value of the common stock issued is based on the quoted trading market price of the common stock at the date of issuance, which aggregated $300,000 or $0.10 per share.

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003

         On February 18, 2004, the Company issued 1,000,000 shares as a fee in accordance with a consulting agreement to complete the Merger (See Note 15 (A)). The fair value of the common stock issued is based on the quoted trading market price of the common stock at the date of issuance, which aggregated $60,000 or $0.06 per share.

         On February 18, 2004, the Company issued 135,000 shares to two of its employees as bonuses. The fair value of the common stock issued is based on the quoted trading market price of the common stock at the date of issuance, which aggregated $8,100 or $0.06 per share.

         During March 2004, the Company sold 368,583 shares of its common stock to unrelated shareholders and received proceeds of $87,920.

         On March 9, 2004, the Company issued 43,705,200 shares to replace the certificates that were held by the RRI common stock shareholder prior to the Merger with the Company (See Note 15 (A)).

         On March 24, 2004, the Company issued 80,000 shares of its common stock in accordance with the lender's option to convert his $8,000 loan to common stock (See Note 10). The fair value of the common stock issued is based on the quoted trading market price of the common stock at the date of issuance, which aggregated $32,000 or $0.40 per share. In connection with the debt conversion (See Note 16(C)), the Company will recognize a loss on debt settlement totaling $24,000.

         During March 29, 2004, the Company issued 25,000 shares to one of its employees as a bonus. The fair value of the common stock issued is based on the quoted trading market price of the common stock at the date of issuance, which aggregated $12,500 or $0.50 per share.

         (e)  Debt Settlement

         During 2004, the Company settled $263,413 in accounts payable existing as of December 31, 2003 with three separate vendors. Under the terms of the settlement agreements, the Company would issue notes payable totaling $31,335, accrue interest of $3,134 reflecting 10% simple interest, make a cash payment of $15,000 and recognize a gain on debt settlement totaling $213,944. Principal and related accrued interest totaling $27,500 is due on June 30, 2004. Principal and related accrued interest totaling $6,969 is due on November 1, 2004.

(f)      Preferred Stock

         On January 5, 2004, the Company filed a Certificate of Amendment with the State of Nevada. In this filing, the Company created 40,000 Class A, Preferred Stock having a par value of $0.001. Class A, Preferred Stock will receive annual dividends at the rate of 8%, cumulative and payable quarterly in shares of Class A, Preferred Stock. Holders of the Class A, Preferred Stock will have the right, at their option, six months after their payment in Class A, Preferred Stock to convert to common stock based on a 50% discount to the 30 day average closing price immediately prior to conversion. Class A, Preferred Stock holders shall not be entitled to any voting rights or preferences in liquidation.