Form 10QSB
period 2004-03-31
P D C INNOVATIVE INDUSTRIES INC
filed 2004-06-07
CIK 1093984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[Mark One]

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2004

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to ________

Commission file number 0-27157

P.D.C.  INNOVATIVE INDUSTRIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	65-0789306 (I.R.S. Employer Identification. No.)

501 South Dakota Avenue, Suite 1, Tampa, Florida (Address of principal executive offices)	33606 (Zip Code)

Issuer’s telephone number: (813) 258-0606

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of equity as of May 21, 2004: 55,082,989 shares of common stock, $.001 par value, and 35,460 shares of preferred stock, Series A, no par value.

Transitional Small Business Disclosure Format (Check One:) Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2004 (Unaudited) and December 31, 2003	2
Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2004 and 2003	3
Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2004 and 2003	4
Notes to Condensed Consolidated Financial Statements	5-10

P.D.C. INNOVATIVE INDUSTRIES AND SUBSIDIARIES
Condensed Consolidated Balance Sheet

ASSETS	March 31, 2004 (Unaudited)	December 31, 2003
Current Assets
Cash	$13,523	$--
Other current assets	6,492	--

Total Current Assets	20,015	--

Property and Equipment, net	54,252	--

Other Assets
Security deposits	7,868	--
Investment in subsidiaries	592,451	--

Total Other Assets	600,319	--

Total Assets	$674,586	$--

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Cash overdraft	$--	$293
Accounts payable	313,228	449,168
Accrued expenses	87,539	62,707
Settlement payable	559,443	559,443
Note payable-stockholder	50,000	50,000
Note payable-officer	--	243,872
Notes payable-others	160,169	--
Loan payable-other	1,700	9,700

Total Current Liabilities	1,172,079	1,375,183

Long-Term Debt
Accrued officers' compensation	318,979	--
Loan payable-other	46,290	--

Total Long-Term Debt	365,269	--

Total Liabilities	1,537,348	1,375,183

Stockholders' Deficiency
Preferred stock, Series A; no par value; 40,000 authorized;
35,460 and none issued and outstanding, respectively	--	--
Preferred stock, $0.001 par value; 10,000,000 authorized;
none issued and outstanding, respectively	--	--
Common stock, $0.001 par value; 200,000,000 shares
authorized, 54,605,582 and 5,933,747 shares
issued and outstanding, respectively	54,605	5,934
Common stock issuable (2,050,000 shares at par value)	109	342
Additional paid in capital	7,808,089	6,984,976
Minority interest in subsidiary	(39,422)	--
Deficit accumulated during the development stage	(8,686,143)	(8,366,435)

Total Stockholders' Deficiency	(862,762)	(1,375,183)

Total Liabilities and Stockholders' Deficiency	$674,586	$--

See notes to condensed consolidated financial statements.

P.D.C. INNOVATIVE INDUSTRIES AND SUBSIDIARY
Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2004	2003

Revenues
Franchise and royalty fees	$27,594	$--
Restaurant sales	104,867	--

Revenues	132,461	--

Operating Expenses
Compensation and related benefits	175,227	80,166
Professional fees, consulting and commissions	422,588	35,000
Cost of restaurant sales	57,108	--
Advertising, marketing and promotional costs	14,972	--
General and administrative	56,058	16,442
Rent expense	25,515	3,400
Depreciation and amortization	3,494	--

Total Operating Expenses	754,962	135,008

Loss from Operations	(622,501)	(135,008)

Other Income (Expense)
Interest expense	(4,275)	(2,250)
Vendor settlement	201,707	--

Total Other Income (Expense), net	197,432	(2,250)

Loss Before Extraordinary Item	(425,069)	(137,258)

Gain on debt forgiveness	240,872	--

Net Loss	$(184,197)	$(137,258)

Net loss per common share: basic and diluted
from continuing operations	$(0.02)	$(0.02)

Net loss per common share: extraordinary item	$0.01	$(0.00)

Net loss per common share	$(0.01)	$(0.02)

Weighted average number of shares outstanding:
basic and diluted	17,880,980	5,707,692

See notes to condensed consolidated financial statements.

P.D.C. INNOVATIVE INDUSTRIES AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2004	2003

Cash Flows from Operating Activities
Net loss	$(184,197)	$(137,258)
Adjustments to reconcile net loss to cash used in
operating activities
Stock issued for compensation and services	389,100	95,000
Depreciation and amortization	3,494	--
Vendor settlement	201,707	--
Gain on debt forgiveness	240,872	--
Minority interest in subsidiary	39,422	--
Changes in operating assets and liabilities
(Increase) decrease in:
Other current assets	(6,492)	--
Other assets	(600,319)	--
Increase (decrease) in:
Current liabilities	(125,238)	20,850

Net Cash (Used) in Operating Activities	(41,651)	(21,408)

Cash Flows from Investing Activities:
Acquisition of equipment	(57,746)	--

Net Cash (Used) in Investing Activities	(57,746)	--

Cash Flows from Financing Activities:
Proceeds from loan payable, officer	--	17,840
Proceeds from stock issuance	112,920	2,000
Proceeds from loans and notes payable	--	1,700

Net Cash Provided by Financing Activities	112,920	21,540

Net Increase (Decrease) in Cash	13,523	132
Cash at Beginning of Period	--	--

Cash at End of Period	$13,523	$132

Supplemental disclosure of non-cash investing
and financing activities:	--	--

See notes to condensed consolidated financial statements.

P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(UNAUDITED)

NOTE 1. MERGER

On February 13, 2004, the Company entered into a Plan of Reorganization and Merger Agreement (the “Merger Agreement”) between P.D.C. Acquisition Corp., a wholly-owned subsidiary of the Company (“Company Sub”), RRI and its wholly-owned subsidiary Ragin’ Ribs Franchise Corp. (“RRFC”). Pursuant to the terms of the Merger Agreement, the following occurred as of February 16, 2004, the date articles of merger were filed with the Florida Secretary of State: (i) Company Sub merged with and into RRI (the “Surviving Corporation”), which became a wholly- owned subsidiary of the Company; (ii) the established offices and facilities of RRI became the established offices and facilities of the Surviving Corporation and the Company; (iii) each outstanding share of RRI common stock was converted into one share of Company Stock, and each outstanding share of RRI Class A Preferred Stock was converted into one share of Company Class A Preferred Stock; (iv) any shares of RRI common stock and RRI Class A Preferred Stock held in the treasury of RRI immediately prior to the effective time of the merger were automatically canceled and extinguished without any conversion thereof and no payment of any type was or shall be made with respect thereto; (v) each share of Company Sub common stock issued and outstanding immediately prior to the effective time of the merger was converted into one share of common stock of the Surviving Corporation; and (vi) each warrant to purchase shares of RRI common stock became exercisable for one share of Company Stock for each one share of RRI Stock to which each such warrant related, without any adjustment in the exercise price per share or any other terms and conditions thereof.

As a direct result of the merger, the former shareholders of RRI owned approximately 87% of the issued and outstanding shares of common stock of the Company (including 225,000 shares of the Company’s common stock underlying warrants, but excluding shares of the Company’s common stock which may be acquired upon conversion of 36,301 shares of the Company’s Class A Preferred Stock as follows: six months after the acquisition of the Company’s Class A Preferred Stock, holders thereof can convert, at their option, to common stock of the Company based on a 50% discount to the 30 day average closing price immediately prior to the conversion date).

The following table represents the shares of the Company’s common stock issued and outstanding immediately post-merger (excluding 205,000 shares of the Company’s common stock underlying presently exercisable warrants at $.10 per share through November 30, 2006, 20,000 shares of the Company’s common stock underlying presently exercisable warrants at $.50 per share through August 31, 2006 and shares of common stock underlying the Company’s Class A Preferred Stock; see discussion above:

Pre-merger Shareholders of the Company	6,291,794
Former Shareholders of RRI	43,705,200

In connection with the merger, the officers and directors of RRI have become the officers, in their same prior capacities, and directors of the Company, the Bylaws as presently adopted will continue as the bylaws of the Company and the officers and directors of the Company pre-merger have resigned.

Immediately following the effective date of the merger, February 16, 2004, the Company had 49,996,994 shares of common stock issued and outstanding.

P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(UNAUDITED)

The merger transaction was treated for financial accounting purposes as a recapitalization of RRI. The balance sheet subsequent to the merger will include the assets and liabilities of RRI and the Company. The statement of operations, subsequent to the merger, includes the historical results of operations of RRI and the results of operations of the Company.

NOTE 2. BASIS OF PRESENTATION

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

It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

Effective with the merger as more fully described in Note 1, the Company has elected to cease its reporting as a Development Stage Company, as it is now an operating company and continuing the operations of RRI and the franchising of its fast casual restaurant system.

For further information, refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2003 included in the Company’s Form 10-KSB.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued several new accounting pronouncements, which may apply, to the Company. In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”) which provides for certain changes in the accounting treatment of derivative contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company’s condensed consolidated financial position, results of operations or liquidity.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s condensed consolidated financial position, results of operations or liquidity.

P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(UNAUDITED)

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial position, results of operations, or liquidity.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which represents an interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), “Consolidated Financial Statements”. ARB 51 requires that a Company’s consolidated financial statements include subsidiaries in which the Company has a controlling financial interest. That requirement usually has been applied to subsidiaries in which the Company has a majority voting interest. However, the voting interest approach is not effective in identifying controlling financial interests in entities (referred to as ” variable interest entities”) that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. FIN 46 provides guidance on identifying variable interest entities and on assessing whether a Company’s investment in a variable interest entity requires consolidation thereof. FIN 46 is effective immediately for investments made in variable interest entities after January 31, 2003 and it is effective in the first fiscal year or interim period beginning after June 15, 2003 for investments in variable interest entities made prior to February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company’s financial position, results of operations, or liquidity.

NOTE 4. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $184,197 and net cash used in operations of $57,746 for the three months ended March 31, 2004 and a working capital deficiency of $1,152,064 at March 31, 2004. In addition, the Company is in default on a note payable and certain other liabilities at March 31, 2004. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s continued existence is dependent upon the Company’s ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. However, upon the Company’s merger with RRI in 2004, the Company, for financial accounting purposes was acquired by RRI in a transaction treated as a recapitalization of RRI, the Company intends to continue the operation of RRI and the franchising of its fast casual restaurant system.

P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(UNAUDITED)

NOTE 5. LOANS PAYABLE

During the quarter ended March 31, 2004, no new debt arrangements were entered into that resulted in the Company receiving working capital funds.

NOTE 6. RELATED PARTY TRANSACTIONS

On February 2, 2004, the Company issued 100,000 shares to the former Company President as part of her annual compensation. These shares were issued in connection with an agreement established in 2001 to issue a total of 300,000 shares for such compensation. There are no more shares required to be issued under the terms of this agreement. The fair value of the common stock issued is based on the quoted trading market price of the common stock at the date of issuance, which aggregated $6,000 or $0.06 per share.

On February 13, 2004, the Company issued 25,000 shares to a former member of the Board of Directors as a director’s fee for service. The fair value of the common stock issued is based on the quoted trading market price of the common stock at the date of issuance, which aggregated $2,500 or $0.10 per share.

NOTE 7. STOCKHOLDERS’ DEFICIENCY

(A) COMMON STOCK ISSUANCES

On February 2, 2004, the Company issued 233,000 shares of previously issuable stock.

On February 2, 2004, the Company issued 100,000 shares to the former Company President as part of her annual compensation. These shares were issued in connection with an agreement established in 2001 to issue a total of 300,000 shares for such compensation. There are no more shares required to be issued under the terms of this agreement. The fair value of the common stock issued is based on the quoted trading market price of the common stock at the date of issuance, which aggregated $6,000 or $0.06 per share.

On February 13, 2004, the Company issued 25,000 shares to a former member of the Board of Directors as a director’s fee for service. The fair value of the common stock issued is based on the quoted trading market price of the common stock at the date of issuance, which aggregated $2,500 or $0.10 per share.

On February 13, 2004, the Company issued 3,000,000 shares as a fee in accordance with a financial advisory and consulting agreement. The fair value of the common stock issued is based on the quoted trading market price of the common stock at the date of issuance, which aggregated $300,000 or $0.10 per share.

On February 18, 2004, the Company issued 1,000,000 shares as a fee in accordance with a financial advisory and consulting agreement. The fair value of the common stock issued is based on the quoted trading market price of the common stock at the date of issuance, which aggregated $60,000 or $0.06 per share.

On February 18, 2004, the Company issued 135,000 shares to two of its employees as bonuses. The fair value of the common stock issued is based on the quoted trading market price of the common stock at the date of issuance, which aggregated $8,100 or $0.06 per share.

P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(UNAUDITED)

During March 2004, the Company sold 368,583 shares of its common stock to unrelated shareholders and received proceeds of $87,920.

On March 9, 2004, the Company issued 43,705,200 shares to replace the certificates that were held by the RRI common stock shareholder prior to the Merger with the Company.

On March 24, 2004, the Company issued 80,000 shares of its common stock in accordance with the lender’s option to convert his $8,000 loan to common stock. The fair value of the common stock issued is based on the quoted trading market price of the common stock at the date of issuance, which aggregated $32,000 or $0.40 per share. In connection with the debt conversion, the Company will recognize a loss on debt settlement totaling $24,000.

During March 29, 2004, the Company issued 25,000 shares to one of its employees as a bonus. The fair value of the common stock issued is based on the quoted trading market price of the common stock at the date of issuance, which aggregated $12,500 or $0.50 per share.

(B) COMMON STOCK ISSUABLE

On February 2, 2004, the Company issued 233,000 shares of previously issuable stock.

(C) PREFERRED STOCK

On January 5, 2004, the Company filed a Certificate of Amendment with the State of Nevada. In this filing, the Company created 40,000 Class A, Preferred Stock having a par value of $0.001. Class A, Preferred Stock will receive annual dividends at the rate of 8%, cumulative and payable quarterly in shares of Class A, Preferred Stock. Holders of the Class A, Preferred Stock will have the right, at their option, six months after their payment in Class A, Preferred Stock to convert to common stock based on a 50% discount to the 30 day average closing price immediately prior to conversion. Class, Preferred Stock holders shall not be entitled to any voting rights or preferences in liquidation.

During February 2004, the Company sold 2,500 shares of its preferred stock to an unrelated shareholder and received proceeds of $25,000.

(D) WARRANTS ISSUED

There has been 170,000 warrants issued for common stock as of March 31, 2004. Of these, 150,000 warrants have an exercise price of $0.10 per common share with various expiration dates in November 2006. The remaining 20,000 warrants have an exercise price of $0.50 per common share with an expiration date of August 31, 2006.

P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(UNAUDITED)

(E) CORPORATE MATTERS

On December 2, 2003, the Company’s Board of Directors adopted a resolution to authorize 210,000,000 shares of $0.001 par value stock. Of the total, 200,000,000 were designated as common stock and 10,000,000 were designated as preferred stock. The Certificate of Amendment was effective with the State of Nevada on January 5, 2004.

As part of the Merger, the Company was released from its obligation to the former president for accrued wages and loan payable totaling $264,872.

In March 2004, a Settlement and Release Agreement was entered into between the landlord and the Company. The Company agreed to pay the landlord $25,000 and execute a promissory note for the same with 10% simple interest, due June 30, 2004. Additionally, upon the execution of this agreement the landlord agreed to return the equipment to the Company. This resulted in a gain on settlement of vendor debt in the amount of $201,707.

On March 24, 2004, the Company issued 80,000 shares of its common stock in accordance with the lender’s option to convert his $8,000 loan to common stock. The fair value of the common stock issued is based on the quoted trading market price of the common stock at the date of issuance, which aggregated $32,000 or $0.40 per share. In connection with the debt conversion, the Company recognized a loss on debt settlement totaling $24,000.

NOTE 8. INCOME TAXES

At December 31, 2003, the Company had a net operating loss carryforward of approximately $6,611,000 available to offset future taxable income in years beginning 2018 through 2023. Due to the change in business resulting from the merger in 2004, the entire net operating loss carryforward will not be usable for tax purposes.

The potential tax benefit of these losses and credits is estimated as follows:

Future tax benefit	$2,446,070
Valuation allowance	(2,446,070)

Future tax benefit	$-0-

NOTE 9. RECLASSIFICATION

Certain amounts in the year 2003 consolidated financial statements have been reclassified to conform to the year 2004 presentation.

Item 2. Management’s Discussion and Analysis or Plan of OperationForward-Looking Statements

This Form 10-QSB and other written reports and oral statements made from time to time by us and our representatives contain “forward-looking statements” within the meaning of the federal securities laws. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding our financial position, results of operations, growth strategy and plans for future expansion, product development, economic conditions, and other similar forecasts and statements of expectation. We generally indicate these statements by words or phrases such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” and similar words or phrases. Forward- looking statements are based upon estimates, projections, beliefs and assumptions of management at the time of such statements and should not be viewed as guarantees of future performance. Such forward-looking information involves important risks and uncertainties that could significantly impact anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements by us or on our behalf. Factors that might cause such a difference include, without limitation: uncertainty of the Company's ability to meet capital needs; competition within the fast casual restaurant segment, acquisition of new franchisees and as set forth in our Form 10-KSB for the fiscal year ended December 31, 2003 under the heading entitled "Factors That May Effect Future Operating Results" and in our press releases. All cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they may appear. Any forward-looking statement speaks only as of the date on which such statement is made, and we disclaim any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

References in this report to “we” and “our” are to P.D.C. Innovative Industries, Inc. (and its subsidiary Ragin’ Ribs, Inc. (“RRI”) and RRI’s subsidiaries Ragin’ Ribs Franchise Corp. and Henderson One Group, Inc., which, collectively, may also be referred to herein as the “Company”). All share amount information contained herein, except where otherwise noted, reflects a one for twenty reverse stock split effected January 5, 2004.

For our prior three fiscal years, we have been a development stage company engaged principally as a licensee in the development of the Hypo-Pro 2000 (“Hypo-Pro”) and to a lesser extent certain other products described herein.

The Hypo-Pro is a device designed to dispose of contaminated hypodermic syringes at the site of use, i.e., hospital, doctor’s office, lab, etc. The device is designed to reduce, in an enclosed environment, the entire instrument to small, decontaminated particles, which can be disposed of as conventional trash.

We have not had any revenues from operations in any of our last three fiscal years. While we have attempted during such time period to obtain required funding from outside sources to further develop the Hypo-Pro for commercial marketing and sale, we have not been able to raise sufficient funds to meaningfully proceed with such efforts.

The U.S. Patent and Trademark Office advised in the latter half of 2003 that it rejected virtually all of the claims that were proferred in support of the Hypo-Pro potentially receiving patent protection. While the U.S. Patent and Trademark Office advised that it would allow for one claim, as well as one additional claim if certain revisions were made, counsel for the licensor of such product, who was also our then President and Director, advised that he did not view the patent protection that would be afforded to such claims as meaningful. Accordingly, no further patent protection efforts were undertaken by the licensor of such product. We have currently determined to defer any decision as to whether or not we will pursue efforts to gain U.S. Food and Drug Administration (“FDA”) approval for the Hypo-Pro health-field related product or to undertake any other development, sales and marketing efforts concerning such product until the fourth quarter of 2004.

On February 16, 2004, we effected a business combination with RRI, as more fully described in Notes to Condensed Consolidated Financial Statements under the heading “Note 1. Merger.” RRI is a food service franchising company based in Tampa, Florida.We plan to continue the operations of RRI, a food service franchising company based in Tampa, Florida, and have relocated our executive offices to RRI’s facilities.

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

Effective with the merger as more fully described in “NOTE 1. MERGER of the Notes to Condensed Consolidated Financial Statements”, the Company has elected to cease its reporting as a Development Stage Company, as it is now an operating company and continuing the operations of RRI and the franchising of its fast casual restaurant system.

RRI was incorporated in the State of Florida on September 17, 1998 under the name Fun & Food Management Corporation. On July 6, 1999, such name was subsequently changed to GiftRunner.com, Inc., and later on September 25, 2000 to Ragin’ Ribs International, Inc. The name was subsequently changed again on January 22, 2004 to Ragin’ Ribs, Inc.

The company engaged in minimal business activities from 1998 through March 2002. In approximately March 2002, RRI began to develop the menu, proprietary sauces, operating manuals and procedures for its Ragin’ Ribs restaurant and franchise concept, as well as updating franchisee documentation, manuals and developing infrastructure for its planned national franchise program. In approximately May 2002, RRI commenced capital raising efforts on a private placement basis to fund its business concept. From May 2002 through July 2002, RRI sought to open a company owned restaurant or obtain one or more franchisees. In July 2002, the company sold a franchise in Georgia, which franchisee opened one restaurant facility that subsequently closed in November 2003.

In furtherance of its business plan, on June 20, 2003, RRI formed a wholly-owned subsidiary, Ragin’ Ribs Franchise Corp., a Florida corporation (“Franchise Corp.”), for purposes of operating its franchise division. The officers and directors of such company are the same as the officers and directors of PDC and RRI.

In November 2003, RRI entered into an equally owned joint venture with a third party entity, Warren Capital Corporation, whose principal is an RRI shareholder, under the name Ragin’ Ribs Canada, Inc., a Canadian corporation. Such entity entered into an area development agreement with Franchise Corp. to locate franchisees to develop RRI franchises in Canada.

In November 2003, Franchise Corp. also entered into an area development agreement with Warren Capital Corporation to locate franchisees to develop RRI franchises in the State of Virginia.

Each of such area development agreements provide for the area developer to secure territory operators pursuant to the following performance schedule in order for the area developer to maintain its respective area exclusivity; each territory operator will be required to develop a minimum of five franchise restaurants pursuant to an agreed to performance schedule to maintain their exclusivity.

In early December 2003, RRI opened a company operated restaurant facility through a majority owned subsidiary, Henderson One Group, Inc., in Tampa, Florida, which also serves as the Company’s training center for franchisees. The classroom component of the training center is located at the Company’s headquarters; on-the-job training takes place at such restaurant facility. The training center has been established to accommodate a two-week training program for our franchisees. Our training program consists of training the franchisees with regard to daily restaurant operations, restaurant management, restaurant systems and control, advertising and promotion, and all other necessary procedures to be compliant with Ragin’ Ribs operating standards.

At the end of December 2003, Franchise Corp. entered into a ten year restaurant franchise agreement with an unrelated third party for a restaurant facility in the North Hillsborough territory, near Tampa, Florida, which opened in December 2003. Such restaurant franchise agreement was entered into in connection with an exclusive territory license agreement entered into by and between Franchise Corp. and such franchisee in early December 2003, which, generally, provides that such franchisee has the right and obligation to develop five restaurants within a 2-1/2 year period within the geographic area described above. The territory license agreement calls for a territory license fee to be paid of $100,000, $70,000 upon the execution date of such agreement and $30,000 upon execution of the franchise agreement for restaurant number one, which territory license fee has been paid in full. Such franchisee also paid a franchise fee of $25,000 and is pays a royalty fee in the amount of 4% of the subject restaurant’s gross sales per week, as well as a 1% of such restaurant’s gross sales per week to a national advertising fund. The franchisee opened his location on February 16, 2004 and is current with all franchise related payments.

Results of Operations

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Management has elected not to make comparisons of the results of operations for aforementioned period nor comparisons of the financial position at March 31, 2004 compared to March 31, 2003. As a result of the merger (see NOTE 1. MERGER of the Notes to Condensed Consolidated Financial Statements), the Company is no longer primarily a medical technology research and development enterprise. The Company is now primarily a franchisor of a fast casual restaurant system. Therefore, to make such comparisons would be misleading to the shareholders and potential investors. Additionally, with this business combination the Company has elected to cease presenting its financial information as a “Development Stage Company.”

Plan of Operation

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

As a result of our acquisition in February 2004 of RRI, we are since such time an owner, operator and franchisor of restaurants offering high quality and value priced home delivery, take-out and dine-in whole meal replacement under the name “Ragin’ Ribs.” We presently have one Company owned/operated restaurant, one franchisee operated restaurant and have executed two area development agreements and one territory license agreement.

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

We are currently experiencing severe capital constraints. We will be required to seek and obtain additional capital from outside funding sources for our food service and franchise operations as working capital and current cash flow from operations is not adequate to sustain operations. We currently estimate that we will require up to approximately $750,000 (excluding any further Hypo-Pro development which will require additional funding yet to be determined) to fund our daily operations for approximately the next twelve months, which currently include further integration activities relating to the business combination, franchise development and related matters. We currently believe that we can satisfy our cash requirements for only approximately three months in the event we do not secure otherwise needed capital. There can be no assurance that financing will be available when needed, or if available, on acceptable terms. We have no firm commitments, arrangements or understandings for any fina ncing at this time, but plan to continue to seek and raise funds on a private placement basis, or otherwise, from one or more outside funding sources.

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

Following the acquisition of RRI, management immediately set forth a plan to negotiate and settle certain Company obligations. The judgment previously obtained by the Company’s prior landlord has been settled with a payment of $25,000 due at the end of the second quarter of 2004, which has reduced the Company’s liabilities by $201,707. Several smaller accounts payable obligations have also been settled. We plan to continue to negotiate with the Company’s creditors and to enter into settlement agreements where possible.

In the event we are successful in meeting our franchise goals, which entails expanding our franchise operation so as to have an aggregate of approximately 100 franchisee restaurant facilities under contract, we plan to seek to acquire one or more food manufacturing and/or food processing facilities. Our plan strategy is to first acquire those facilities that provide the proprietary products being sold to our franchises. In the event such goal is accomplished, we plan to target food manufacturing facilities having unique proprietary products. We do not currently anticipate implementing such acquisition strategy in fiscal year 2004, and believe that we will require additional funding from outside sources to accomplish such acquisition goals.

We have no off-balance sheet arrangements.

Critical Accounting Policies

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

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”) which provides for certain changes in the accounting treatment of derivative contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company’s condensed consolidated financial position, results of operations or liquidity.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s condensed consolidated financial position, results of operations or liquidity.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year- end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial position, results of operations, or liquidity.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which represents an interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), “Consolidated Financial Statements”. ARB 51 requires that a Company’s consolidated financial statements include subsidiaries in which the Company has a controlling financial interest. That requirement usually has been applied to subsidiaries in which the Company has a majority voting interest. However, the voting interest approach is not effective in identifying controlling financial interests in entities (referred to as ” variable interest entities”) that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. FIN 46 provides guidance on identifying variable interest entities and on assessing whether a Company’s investment in a variable interest entity requires consolidation thereof. FIN 46 is effective immediately for investments made in variable interest entities after January 31, 2003 and it is effective in the first fiscal year or interim period beginning after June 15, 2003 for investments in variable interest entities made prior to February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company’s financial position, results of operations, or liquidity.

Item 3. Controls and Procedures

As of March 31, 2004, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, President and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer, President and Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of such evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

During 2003, we were indebted to one of our vendors for services performed in the approximate amount of $51,102. The balance was personally guaranteed by our former President, Sandra Sowers; however, pursuant to an indemnity and release agreement by and between Ms. Sowers and the Company, executed on February 16, 2004, we agreed to indemnify and release Ms. Sowers relating to such guarantee, among other matters. The balance has been demanded in full by the vendor, however, no payments have been made through the date hereof.

Prior to its merger with the Company in July 2000, Sterile-Pro, Inc. entered into a subscription agreement with the purchasers of certain convertible debentures who agreed to purchase $1,000,000 of the debentures at 90% of the face amount. The debentures had become an obligation of the Company as a result of the merger and were to mature on July 12, 2002. In July 2001, a lawsuit was filed by the holders of the debentures alleging breach of financial obligation by the Company. Prior to the Company filing an answer and/or counterclaim to the suit, the plaintiffs agreed to drop the lawsuit, and the Company did not have to pay any monies to the plaintiffs as settlement on the suit. On November 21, 2001, the suit was dismissed with prejudice, and each of the parties were responsible for their own legal fees and costs. As a result of this settlement, the Company is required to donate to the charity of their choice the remaining amount due on such debentures of $559,443 at December 31, 2002. The Company shall endeavor to utilize its best efforts to fulfill its obligation and satisfy this debt. The balance of this obligation has been classified as a short-term liability on the December 31, 2003 balance sheet.

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

Item 2. Changes in Securities

For the period January 1, 2004 through March 31, 2004, we sold the following securities pursuant to Section 4(2) under the Securities Act of 1933, as amended, based upon the limited number of offerees, their relationship to the Company, the number of shares offered in each offering, the size of the respective offerings, and the manner of each offering: 368,583 shares of our common stock to eight shareholders for aggregate proceeds of $87,920 and 2,500 shares of our preferred stock, Series A, to one shareholder and received proceeds of $25,000.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

2	Plan of Merger between P.D.C. and Sterile-Pro (incorporated by reference to exhibit to P.D.C's Form 8-K filed with the Commission on July 26, 2000).

2.1	Stock Exchange Agreement between P.D.C. and certain MAS Acquisition XIV Corp. shareholders dated as of March 2, 2000 (incorporated by reference to exhibit to P.D.C.'s Form 8-K filed with the Commission on March 6, 2000).

2.2	Consulting Agreement dated March 2, 2000 by and between P.D.C. and certain individuals (incorporated by reference to exhibit to P.D.C.'s Form 8-K filed with the Commission on March 6, 2000).

2.3	Stock Purchase Agreement dated April 2001 with IDT Fund, Ltd. (incorporated by reference to Exhibit 2.3 to P.D.C.'s Form 10-KSB filed with the Commission on April 16, 2002).

2.4	Plan of Reorganization and Merger Agreement by and between P.D.C., P.D.C. Acquisition Corp., Ragin' Ribs, Inc. and Ragin' Ribs Franchise Corp. (incorporated by reference to Exhibit 2.3 to P.D.C. Form 8-K filed with the Commission on March 2, 2004)

3.1	Articles of Incorporation (incorporated by reference to exhibit to P.D.C.'s Form 8-K filed with the Commission on March 6, 2000).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to exhibit to P.D.C.'s Form 8-K filed with the Commission on March 6, 2000).

3.3	Articles of Merger by and between Kenneth C. Garcia, Inc., a Nevada corporation and P.D.C. Florida (incorporated by reference to exhibit to P.D.C.'s Form 8-K filed with the Commission on March 6, 2000).

3.4	Bylaws (incorporated by reference to exhibit to P.D.C.'s Form 8-K filed with the Commission on March 6, 2000).

3.5	Certificate of Amendment of Articles of Incorporation (incorporated by reference to Exhibit 3.5 to P.D.C.'s Form 10-KSB filed with the Commission on April 16, 2002).

3.6	Certificate of Amendment of Articles of Incorporation (incorporated by reference to Exhibit 3.6 to P.D.C.'s Form 10-KSB filed with the Commission on April 16, 2002).

3.7	Certificate of Amendment of Articles of Incorporation (incorporated by reference to Exhibit 3.7 to P.D.C.'s Form 10-KSB filed with the Commission on April 16, 2002).

3.8	Certificate of Amendment of Articles of Incorporation.

3.9	Certification of Designation.

4.1	Form of P.D.C. common stock certificate (incorporated by reference to Exhibit 4.1 to P.D.C.'s Form 10-KSB filed with the Commission on April 16, 2002).

4.2	Promissory Note (incorporated by reference to Exhibit 4.2 to P.D.C.'s Form 10-QSB filed with the Commission on August 19, 2000).

10.1	Exclusive Patents License (incorporated by reference to Exhibit10.1 to P.D.C.'s Form 10-QSB filed with the Commission on September 30, 2000).

10.2	Lease Agreement dated July 2000 by and between P.D.C. and L.A.W. Properties Coral Springs, LC (incorporated by reference to Exhibit 10.2 to P.D.C.'s Form 10-KSB filed with the Commission on April 16, 2002).

10.3	Lease Agreement dated October 14, 2002 by and between P.D.C. and Coral Center (incorporated by reference to Exhibit 10.3 to P.D.C.'s Form 10-QSB filed with the Commission on November 19, 2002).

10.4	Exclusive Patent Sub-License and Royalty Agreement dated November 21, 2002 by and between P.D.C., Medical Marketing Innovations, Inc., and Sandra Sowers, Personal Representative for the Estate of David Sowers (incorporated by reference to Exhibit 10.4 to P.D.C.'s Form 8-K filed with the Commission on November 25, 2002).
18

10.5

Termination Agreement dated May 5, 2003 by and between P.D.C., Medical Marketing Innovations, Inc., Global Medical Marketing, Inc., and Sandra Sowers, Personal Representative for the Estate of David Sowers (incorporated by reference to Exhibit 10.5 to P.D.C.'s Form 10-KSB filed with the Commission on May 21, 2003.

10.6	Employment Agreement by and between Ragin' Ribs International, Inc. and James Cheatham dated April 1, 2003.

10.7	Employment Agreement by and between Ragin' Ribs International, Inc. and Paul Smith dated April 1, 2003.

10.8	Franchise Agreement by and between Ragin' Ribs Franchise Corp. and Jonathan Massie dated December 29, 2003.

10.9	Territory License Agreement by and between Ragin' Ribs Franchise Corp. and Jonathan Massie dated December 6, 2003.

10.10	Lease Agreement by and between Ragin' Ribs, Inc. and Nancy Turner Properties Inc. dated June 2, 2003.

10.11	Lease Agreement by and between Henderson One Group, Inc. and Jane Levin dated October 20, 2003.

10.12	Area Development Agreement by and between Ragin' Ribs Franchise Corp. and Ragin' Ribs Canada, Inc. dated November 3, 2003.**

10.13	Area Development Agreement by and between Ragin' Ribs Franchise Corp. and Warren Capital Corporation dated November 3, 2003.**

10.14	Settlement and Release Agreement by and among P.D.C., L.A.W. Properties Coral Springs, LLC and Sandra Sowers dated March 11, 2004.

10.15	Indemnity and Release Agreement by and among P.D.C., Ragin' Ribs, Inc. and Sandra Sowers dated February 16, 2004.

10.16	Indemnity and Release Agreement by and among P.D.C., Ragin' Ribs, Inc. and Fern Marlene Kennedy dated February 16, 2004.

10.17	Indemnity and Release Agreement by and among P.D.C., Ragin' Ribs, Inc. and Michael Hiler dated February 16, 2004.

10.18	Financial Public Relations Consulting Agreement by and between OTC Market Watch Public Relations, Inc. and P.D.C. dated February 18, 2004.

10.19	Advisory and Consulting Agreement by and between FFRC Holdings, Inc. and P.D.C. dated February 16, 2004.

10.20	Employment Agreement by and between Ragin' Ribs International, Inc. and James Cheatham dated June 1, 2002.

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

(b) Reports on Form 8-K

Form 8-K was filed with the Commission on February 18, 2004 announcing the Company’s Plan of Reorganization and Merger Agreement with RRI.

Form 8-K was filed with the Commission on March 2, 2004 announcing the Company’s Plan of Reorganization and Merger Agreement with RRI.

20

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P.D.C. INNOVATIVE INDUSTRIES, INC.
(Registrant)

Date: June 4, 2004	By:	/s/ James Cheatham
James Cheatham Chief Executive Officer

Date: June 4, 2004	By:	/s/ Paul Smith
Paul Smith President, Secretary, Treasurer (Principal Executive Officer)

Date: June 4, 2004	By:	/s/ Jay E. Ostrow
Jay E. Ostrow Chief Financial Officer (Principal Financial and AccountingOfficer)

