Form 10QSB
period 2004-06-30
P D C INNOVATIVE INDUSTRIES INC
filed 2004-08-25
CIK 1093984

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

 for the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

for the transition period from _______ to ________

Commission file number 0-27157

                       P.D.C. INNOVATIVE INDUSTRIES, INC.
                       ----------------------------------
       (Exact name of small business issuer as specified in its charter)

          Nevada                                         65-0789306
          ------                                         ----------
(State or other jurisdiction of            (I.R.S. Employer Identification. No.)
incorporation or organization)

501 South Dakota Avenue, Suite 1, Tampa, Florida                       33606
------------------------------------------------                       -----
  (Address of principal executive offices)                           (Zip Code)

                   Issuer's telephone number: (813) 258-0606

              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [ ] No [X]

The number of shares outstanding of each of the issuer's classes of equity as of August 16, 2004: 58,929,989 shares of common stock, $.001 par value, and 35,460 shares of preferred stock, Series A, no par value.

Transitional Small Business Disclosure Format (Check One:) Yes [ ] No [X]

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
as of June 30, 2004 (Unaudited) and December 31, 2003                        2

Condensed Consolidated Statements of Operations (Unaudited)
for the three months ended June 30, 2004 and 2003                            3

Condensed Consolidated Statements of Operations (Unaudited)
for the six months ended June 30, 2004 and 2003                              4

Condensed Consolidated Statements of Cash Flows (Unaudited)
for the six months ended June 31, 2004 and 2003                              5

Notes to Condensed Consolidated Financial Statements                      6-12

                 P.D.C. INNOVATIVE INDUSTRIES AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet

                                                                    June 30, 2004       December 31, 2003
                                                                    -------------       -----------------
                                                                     (Unaudited)
ASSETS
Current Assets
    Cash                                                             $      421              $       -
    Other current assets                                                 55,450                      -
                                                                     ----------              -----------
Total Current Assets                                                     55,871                      -
                                                                     ----------              -----------
Property and Equipment, net                                              53,947                      -
                                                                     ----------              -----------
Other Assets
    Security deposits                                                     7,868                      -
    Investment in subsidiaries                                          592,451                      -
                                                                     ----------              -----------
Total Other Assets                                                      600,319                      -
                                                                     ----------              -----------

Total Assets                                                         $  710,137              $       -
                                                                     ==========              ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
    Cash overdraft                                                   $      -                $       293
    Accounts payable                                                    369,619                  449,168
    Accrued expenses                                                     90,815                   62,707
    Settlement payable                                                  559,443                  559,443
    Note payable-stockholder                                             50,000                   50,000
    Note payable-officer                                                    -                    243,872
    Notes payable-others                                                160,169                       -
    Loan payable-other                                                    1,700                    9,700
                                                                     ----------              -----------
Total Current Liabilities                                             1,231,746                1,375,183
                                                                     ----------              -----------
Long-Term Debt
    Accrued officers' compensation                                      358,102                       -
    Loan payable-other                                                   45,380                       -
                                                                     ----------              -----------
Total Long-Term Debt                                                    403,482                       -
                                                                     ----------              -----------
Total Liabilities                                                     1,635,228                1,375,183
                                                                     ----------              -----------
Stockholders' Deficiency
    Preferred stock, Series A; no par value; 40,000 authorized;
        35,460 and none issued and outstanding, respectively               -                         -
    Preferred stock, $0.001 par value; 10,000,000 authorized;
        none issued and outstanding, respectively                          -                         -
    Common stock, $0.001 par value; 200,000,000 shares
        authorized, 57,254,989 and 5,933,747 shares
        issued and outstanding, respectively                             57,255                    5,934
    Common stock issuable                                                   109                      342
    Additional paid in capital                                        8,122,649                6,984,976
    Minority interest in subsidiary                                     (66,078)                      -
    Accumulated deficit                                              (9,039,026)              (8,366,435)
                                                                     ----------              -----------
Total Stockholders' Deficiency                                         (925,091)              (1,375,183)
                                                                     ----------              -----------

Total Liabilities and Stockholders' Deficiency                       $  710,137              $        -
                                                                     ==========              ============

           See notes to condensed consolidated financial statements.

                  P.D.C. INNOVATIVE INDUSTRIES AND SUBSIDIARY
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                             Three Months Ended
                                                                  June 30,
                                                     --------------------------------
                                                          2004               2003
                                                     -------------       ------------
Revenues
  Franchise and royalty fees                         $       3,614       $       -
  Restaurant sales                                          83,336               -
                                                     -------------       ------------
Revenues                                                    86,950               -
                                                     -------------       ------------

Operating Expenses
  Compensation and related benefits                        156,227             14,461
  Professional fees, consulting and commissions            158,116             60,740
  Cost of restaurant sales                                  43,689               -
  Advertising, marketing and promotional costs              19,742               -
  General and administrative                                58,623              1,568
  Rent expense                                              22,323               -
  Depreciation and amortization                              3,494               -
                                                     -------------       ------------
Total Operating Expenses                                   462,214             76,769
                                                     -------------       ------------

Loss from Operations                                      (375,264)           (76,769)
                                                     -------------       ------------

Other Income (Expense)
  Interest expense                                          (4,275)            (2,250)
  Other income                                                -                15,582
                                                     -------------       ------------
Total Other Income (Expense), net                           (4,275)            13,332
                                                     -------------       ------------
Loss Before Extraordinary Item                            (379,539)           (63,437)
                                                     -------------       ------------
Gain on debt forgiveness                                      -                  -
                                                     -------------       ------------

Net Loss                                             $    (379,539)      $    (63,437)
                                                     =============       ============

Net loss per common share: basic and diluted
  from continuing operations                         $       (0.01)      $      (0.01)
                                                     =============       ============
Net gain per common share: extraordinary item        $        0.00       $      (0.00)
                                                     =============       ============
Net loss per common share                            $       (0.01)      $      (0.01)
                                                     =============       ============

Weighted average number of shares outstanding:
  basic and diluted                                     55,236,170          5,850,314
                                                     =============       ============


           See notes to condensed consolidated financial statements.

                  P.D.C. INNOVATIVE INDUSTRIES AND SUBSIDIARY
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                              Six Months Ended
                                                                  June 30,
                                                     --------------------------------
                                                          2004               2003
                                                     -------------       ------------
Revenues
  Franchise and royalty fees                         $      31,208       $       -
  Restaurant sales                                         188,203               -
                                                     -------------       ------------
Revenues                                                   219,411               -
                                                     -------------       ------------

Operating Expenses
  Compensation and related benefits                        331,454             94,627
  Professional fees, consulting and commissions            580,704             95,740
  Cost of restaurant sales                                 100,797               -
  Advertising, marketing and promotional costs              34,714               -
  General and administrative                               114,680             18,010
  Rent expense                                              47,838              3,400
  Depreciation and amortization                              6,989               -
                                                     -------------       ------------
Total Operating Expenses                                 1,217,176            211,777
                                                     -------------       ------------

Loss from Operations                                      (997,765)          (211,777)
                                                     -------------       ------------

Other Income (Expense)
  Interest expense                                          (8,550)            (4,500)
  Other income                                                -                15,582
                                                     -------------       ------------
Total Other Income (Expense), net                           (8,550)            11,082
                                                     -------------       ------------
Loss Before Extraordinary Item                          (1,006,315)          (200,695)
                                                     -------------       ------------
Gain on debt forgiveness                                   442,579               -
                                                     -------------       ------------

Net Loss                                             $    (563,736)      $   (200,695)
                                                     =============       ============

Net loss per common share: basic and diluted
  from continuing operations                         $       (0.03)      $      (0.03)
                                                     =============       ============
Net gain per common share: extraordinary item        $        0.01       $      (0.00)
                                                     =============       ============
Net loss per common share                            $       (0.02)      $      (0.03)
                                                     =============       ============

Weighted average number of shares outstanding:
  basic and diluted                                     36,558,575          5,772,228
                                                     =============       ============

           See notes to condensed consolidated financial statements.

                  P.D.C. INNOVATIVE INDUSTRIES AND SUBSIDIARY
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                              Three Months Ended
                                                                    June 30,
                                                             2004             2003
                                                         -----------      -----------
Cash Flows from Operating Activities
  Net loss                                               $ (563,736)      $ (200,695)
  Adjustments to reconcile net loss to cash used in
    operating activities
    Stock issued for compensation and services              489,300          115,000
    Depreciation and amortization                             6,989             -
    Gain on debt forgiveness                                442,579             -
    Minority interest in subsidiary                          66,078             -
  Changes in operating assets and liabilities
  (Increase) decrease in:
    Other current assets                                    (55,450)            -
    Other assets                                           (600,319)            -
  Increase (decrease) in:
    Current liabilities                                     (29,014)          61,007
                                                         -----------      -----------
Net Cash (Used) in Operating Activities                    (243,573)         (24,688)
                                                         -----------      -----------

Cash Flows from Investing Activities:
Acquisition of equipment                                    (60,936)            -
                                                         -----------      -----------
Net Cash (Used) in Investing Activities                     (60,936)            -
                                                         -----------      -----------

Cash Flows from Financing Activities:
Proceeds from loan payable, officer                            -              19,988
Proceeds from stock issuance                                256,530            3,000
Proceeds from loans and notes payable                          -               1,700
Stock issued for reduction of payables                       48,400             -
                                                         -----------      -----------
Net Cash Provided by Financing Activities                   304,930           24,688
                                                         -----------      -----------

Net Increase (Decrease) in Cash                                 421             -

Cash at Beginning of Period                                    -                -
                                                         -----------      -----------

Cash at End of Period                                    $      421       $     -
                                                         ===========      ===========

           See notes to condensed consolidated financial statements.

               P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2004
                                  (UNAUDITED)

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

As a direct result of the merger, the former shareholders of RRI owned approximately 87% of the issued and outstanding shares of common stock of the Company (including 170,000 shares of the Company's common stock underlying warrants, but excluding shares of the Company's common stock which may be acquired upon conversion of 35,460 shares of the Company's Class A Preferred Stock as follows: six months after the acquisition of the Company's Class A Preferred Stock, holders thereof can convert, at their option, to common stock of the Company based on a 50% discount to the 30 day average closing price immediately prior to the conversion date).

The following table represents the shares of the Company's common stock issued and outstanding immediately post-merger (excluding 150,000 shares of the Company's common stock underlying presently exercisable warrants at $.10 per share through November 30, 2006, 20,000 shares of the Company's common stock underlying presently exercisable warrants at $.50 per share through August 31, 2006 and shares of common stock underlying the Company's Class A Preferred Stock; see discussion above:

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

               P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2004
                                  (UNAUDITED)

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

For further information, refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2003 included in the Company's Form 10-KSB.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued several new accounting pronouncements, which may apply, to the Company.

In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"), which provides for certain changes in the accounting treatment of derivative contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company's condensed consolidated financial position, results of operations or liquidity.

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

               P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2004
                                  (UNAUDITED)

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

NOTE 4. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $563,736 and net cash used in operations of $243,573 for the six months ended June 30, 2004 and a working capital deficiency of $1,175,875 at June 30, 2004. In addition, the Company is in default on notes payable and certain other liabilities at June 30, 2004. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company's continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. However, upon the Company's merger with RRI in 2004, the Company, for financial accounting purposes was acquired by RRI in a transaction treated as a recapitalization of RRI, the Company intends to continue the operation of RRI and the franchising of its fast casual restaurant system.

               P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2004
                                  (UNAUDITED)

NOTE 5. LOANS PAYABLE

During the six months ended June 30, 2004, no new debt arrangements were entered into that resulted in the Company receiving working capital funds.

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

On February 13, 2004, the Company issued 25,000 shares to a former member of the Board of Directors as a director's fee for service. The fair value of the common stock issued is based on the quoted trading market price of the common stock at the date of issuance, which aggregated $2,500 or $0.10 per share.

NOTE 7. STOCKHOLDERS' DEFICIENCY

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

On February 13, 2004, the Company issued 25,000 shares to a former member of the Board of Directors as a director's fee for service. The fair value of the common stock issued is based on the quoted trading market price of the common stock at the date of issuance, which aggregated $2,500 or $0.10 per share.

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

               P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2004
                                  (UNAUDITED)

On March 9, 2004, the Company issued 43,705,200 shares to replace the certificates that were held by the RRI common stock shareholder prior to the Merger with the Company.

On March 24, 2004, the Company issued 80,000 shares of its common stock in accordance with the lender's option to convert his $8,000 loan to common stock. The fair value of the common stock issued is based on the quoted trading market price of the common stock at the date of issuance, which aggregated $32,000 or $0.40 per share. In connection with the debt conversion, the Company will recognize a loss on debt settlement totaling $24,000.

During March 29, 2004, the Company issued 25,000 shares to one of its employees as a bonus. The fair value of the common stock issued is based on the quoted trading market price of the common stock at the date of issuance, which aggregated $12,500 or $0.50 per share.

On May 6, 2004, the Company issued 110,000 shares as payment for accrued professional fees in the amount of $48,400 or $0.44 per share in accordance with Form S-8 dated and filed with the Securities and Exchange Commission on April 30, 2004.

On June 16, 2004, the Company issued 500,000 shares as a fees for a non-exclusive investment banking agreement valued at $50,000 or $0.10 per share. On August 19, 2004 this agreement was terminated and the 500,000 shares are being returned to the treasury.

On June 16, 2004, the Company issued 500,000 shares as a fees for a financial consulting agreement valued at $50,000 or $0.10 per share.

During the six months ended June 30, 2004, the Company sold 1,906,910 shares of its common stock to unrelated shareholders and received proceeds of $256,530.

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

               P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2004
                                  (UNAUDITED)

(D)     WARRANTS ISSUED

There has been 170,000 warrants issued for common stock as of June 30, 2004. Of these, 150,000 warrants have an exercise price of $0.10 per common share with various expiration dates in November 2006. The remaining 20,000 warrants have an exercise price of $0.50 per common share with an expiration date of August 31, 2006.

(E)     CORPORATE MATTERS

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

In March 2004, a Settlement and Release Agreement was entered into between the landlord and the Company. The Company agreed to pay the landlord $25,000 and execute a promissory note for the same with 10% simple interest, due June 30, 2004. Additionally, upon the execution of this agreement the landlord agreed to return the equipment to the Company. This resulted in a gain on settlement of vendor debt in the amount of $201,707. Effective July 1, 2004, the due date of the promissory note was extended to September 30, 2004 with an additional monthly premium of $1,000.

On March 24, 2004, the Company issued 80,000 shares of its common stock in accordance with the lender's option to convert his $8,000 loan to common stock. The fair value of the common stock issued is based on the quoted trading market price of the common stock at the date of issuance, which aggregated $32,000 or $0.40 per share. In connection with the debt conversion, the Company recognized a loss on debt settlement totaling $24,000.

NOTE 8. INCOME TAXES

At December 31, 2003, the Company had a net operating loss carryforward of approximately $6,611,000 available to offset future taxable income in years beginning 2018 through 2023. Due to the change in business resulting from the merger in 2004, the entire net operating loss carryforward will not be usable for tax purposes.

The potential tax benefit of these losses and credits is estimated as follows:

Future tax benefit                      $  2,446,070
Valuation allowance                       (2,446,070)
                                        ------------
Future tax benefit                      $    - 0 -
                                        ============

NOTE 9. RECLASSIFICATION

Certain amounts in the year 2003 consolidated financial statements have been reclassified to conform to the year 2004 presentation.

               P.D.C. INNOVATIVE INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2004
                                  (UNAUDITED)

NOTE 10. SUBSEQUENT EVENTS

On July 1, 2004 an Amendment to Settlement and Release Agreement was entered into between the former landlord and the Company (NOTE 7 (E)). In accordance with that agreement the original due date of the Promissory Note was extended from June 30, 2004 to September 30, 2004 with an additional monthly premium of $1,000.

On July 19, 2004 a stockholder of the Company agreed to convert a Promissory
Note in the amount of $15,000 into 500,000 shares of restricted common stock.

On July 27, 2004 a former officer of the Company agreed to convert a Promissory
Note in the amount of $36,000 into 175,000 shares of restricted common stock.

On August 9, 2004 the franchisee owner of the North Hillsborough County, Florida territory was issued a Notice of Default for noncompliance with the Franchise Agreement dated December 29, 2003. The franchisee has thirty days to cure the default.

On August 19, 2004 the non-exclusive investment banking agreement for which the Company issued 500,000 shares valued at $50,000 as a fees for that agreement was terminated and the 500,000 shares are being returned to the treasury (NOTE 7
(A)).

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

The U.S. Patent and Trademark Office advised in the latter half of 2003 that it rejected virtually all of the claims that were proffered in support of the Hypo-Pro potentially receiving patent protection. While the U.S. Patent and Trademark Office advised that it would allow for one claim, as well as one additional claim if certain revisions were made, counsel for the licensor of such product, who was also our then President and Director, advised that he did not view the patent protection that would be afforded to such claims as meaningful. Accordingly, no further patent protection efforts were undertaken by the licensor of such product. We have currently determined to defer any decision as to whether or not we will pursue efforts to gain U.S. Food and Drug Administration ("FDA") approval for the Hypo-Pro health-field related product or to undertake any other development, sales and marketing efforts concerning such product until the fourth quarter of 2004.

On February 16, 2004, we effected a business combination with RRI, as more fully described in Notes to Condensed Consolidated Financial Statements under the heading "NOTE 1. MERGER." RRI is a food service franchising company based in Tampa, Florida. We plan to continue the operations of RRI, a food service franchising company based in Tampa, Florida, and have relocated our executive offices to RRI's facilities.

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

Effective with the merger as more fully described in "NOTE 1. MERGER" of the Notes to Condensed Consolidated Financial Statements, the Company has elected to cease its reporting as a Development Stage Company, as it is now an operating company and continuing the operations of RRI and the franchising of its fast casual restaurant system.

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

In furtherance of its business plan, on June 20, 2003, RRI formed a wholly owned subsidiary, Ragin' Ribs Franchise Corp., a Florida corporation ("Franchise Corp."), for purposes of operating its franchise division. The officers and directors of such company are the same as the officers and directors of PDC and RRI.

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

At the end of December 2003, Franchise Corp. entered into a ten-year restaurant franchise agreement with an unrelated third party for a restaurant facility in the North Hillsborough territory, near Tampa, Florida. Such restaurant franchise agreement was entered into in connection with an exclusive territory license agreement entered into by and between Franchise Corp. and such franchisee in early December 2003, which, generally, provides that such franchisee has the right and obligation to develop five restaurants within a 2-1/2 year period within the geographic area described above. The territory license agreement calls for a territory license fee to be paid of $100,000, $70,000 upon the execution date of such agreement and $30,000 upon execution of the franchise agreement for restaurant number one, which territory license fee has been paid in full. Such franchisee also paid a franchise fee of $25,000 and is pays a royalty fee in the amount of 4% of the subject restaurant's gross sales per week, as well as a 1% of such restaurant's gross sales per week to a national advertising fund. The franchisee opened his location on February 16, 2004 and is current with all franchise related payments. On August 9, 2004 the franchisee was issued a Notice of Default for noncompliance with Franchise Agreement. The franchisee has thirty days to cure the default.

Results of Operations

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30,
2003

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Management has elected not to make comparisons of the results of operations for aforementioned periods nor comparisons of the financial position at June 3, 2004 compared to June 30, 2003. As a result of the merger (see "NOTE 1. MERGER" of the Notes to Condensed Consolidated Financial Statements), the Company is no longer primarily a medical technology research and development enterprise. The Company is now primarily a franchisor of a fast casual restaurant system. Therefore, to make such comparisons would be misleading to the shareholders and potential investors. Additionally, with this business combination the Company has elected to cease presenting its financial information as a "Development Stage Company."

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

We are currently experiencing severe financial constraints. We will be required to seek and obtain additional capital from outside funding sources for our food service and franchise operations as working capital and current cash flow from operations is not adequate to sustain operations. We currently estimate that we will require up to approximately $750,000 (excluding any further Hypo-Pro development which will require additional funding yet to be determined) to fund our daily operations for approximately the next twelve months, which currently include further integration activities relating to the business combination, franchise development and related matters. We currently believe that we can satisfy our cash requirements for only approximately three months in the event we do not secure otherwise needed capital. There can be no assurance that financing will be available when needed, or if available, on acceptable terms. We have no firm commitments, arrangements or understandings for any financing at this time, but plan to continue to seek and raise funds on a private placement basis, or otherwise, from one or more outside funding sources.

Operating expenses for our Company operated/owned restaurant are and will consist primarily of food and food packaging costs, payroll and other costs associated with employee benefits, occupancy costs and other operating expenses.

Our franchise operating costs are expected to include franchise selling costs and franchise administrative support. Our revenue and expenses from our franchise operations are expected to be directly affected by the number of territory franchises sold and the related sales volume of each franchised restaurant.

As our growth strategy is to emphasize the development of franchised restaurants, our success is contingent upon our ability to attract qualified area developers, territory operators and franchisees to purchase franchises, and our ability to negotiate and execute definitive area development, territory license and franchisee agreements. In the event our franchise operators experience financial difficulties from time to time, such event could materially impact us. We plan to closely monitor the financial condition of our franchisees and record provisions for estimated losses on receivables when we believe our franchisees will be unable to make their required payment to us.

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

We do not currently believe that we will engage in any product research and development over the next twelve months or that we will affect the purchase or sale of plant and significant equipment.

Following the acquisition of RRI, management immediately set forth a plan to negotiate and settle certain Company obligations. The judgment previously obtained by the Company's prior landlord has been settled with a promissory note of $25,000 due at the end of the third quarter of 2004, which has reduced the Company's liabilities by $201,707. Several smaller accounts payable obligations have also been settled. We plan to continue to negotiate with the Company's creditors and to enter into settlement agreements where possible.

In the event we are successful in meeting our franchise goals, which entails expanding our franchise operation so as to have an aggregate of approximately 100 franchisee restaurant facilities under contract, we plan to seek to acquire one or more food manufacturing and/or food processing facilities. Our plan strategy is to first acquire those facilities that provide the proprietary products being sold to our franchises. In the event such goal is accomplished, we plan to target food- manufacturing facilities having unique proprietary products. We do not currently anticipate implementing such acquisition strategy in fiscal year 2004, and believe that we will require additional funding from outside sources to accomplish such acquisition goals.

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

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"), which provides for certain changes in the accounting treatment of derivative contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company's condensed consolidated financial position, results of operations or liquidity.

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

Item 3. Controls and Procedures

As of June 30, 2004, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, President and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer, President and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures are effective as of June 30, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of such evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

L.A.W. Properties Coral Springs L.C. v. P.D.C. Innovative Industries, Inc., Circuit Court of the 17th Judicial Circuit in and for Broward County, Case No. 02-016659(09). A judgment was previously entered against the Company in the amount of approximately $228,000 for the alleged balance due under the terms of the lease agreement relating to its former leased facility located at 3701 NW 126th Avenue, Bay 5, Coral Springs, Florida 33065, including related litigation costs. The landlord of such facility was in possession of our construction levels, certain machinery, furniture and office equipment (the "Equipment'). On March 11, 2004, we entered into a Settlement and Release Agreement which provides, in pertinent part, that we shall pay to L.A.W. Properties Coral Springs LC ("LAW") $25,000 on June 30, 2004 and LAW shall execute and file a Satisfaction of Judgment and release all Equipment to us. Effective July 1, 2004, the due date of the promissory note was extended to September 30, 2004 with an additional monthly premium of $1,000.

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

Item 2. Changes in Securities

For the period January 1, 2004 through June 30, 2004, we sold the following securities pursuant to Section 4(2) under the Securities Act of 1933, as amended, based upon the limited number of offerees, their relationship to the Company, the number of shares offered in each offering, the size of the respective offerings, and the manner of each offering: 1,906,910 shares of our common stock to unrelated shareholders for aggregate proceeds of $256,530 and 2,500 shares of our preferred stock, Series A, to an unrelated shareholder for proceeds of $25,000.

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

  (b) Reports on Form 8-K

Form 8-K was filed with the Commission on June 10, 2004 announcing the Changes in Registrant's Certifying Accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P.D.C. INNOVATIVE INDUSTRIES, INC.
(Registrant)


Date: August 20, 2004                     By: /s/ James Cheatham
                                          --------------------------------------
                                          James Cheatham
                                          Chief Executive Officer


Date: August 20, 2004                     By: /s/ Paul Smith
                                          --------------------------------------
                                          Paul Smith
                                          President, Secretary, Treasurer
                                          (Principal Executive Officer)

Date: August 20, 2004                     By: /s/ Jay E. Ostrow
                                          --------------------------------------
                                          Jay E. Ostrow
                                          Chief Financial Officer
                                         (Principal Financial and Accounting
                                          Officer)